Form 10-K
ADVANCE ROSS CORP
filed 1995-03-31
CIK 2457

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                         COMMISSION FILE NUMBER 0-21822
                            ADVANCE ROSS CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       36-3878407
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

     233 SOUTH WACKER DRIVE, SUITE 9700                          60606-6502
   (Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code (312) 382-1100

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------   ---------------------------------------------
                    None                                            None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK ($.01 PAR VALUE)
                                (Title of class)

                 5% CUMULATIVE PREFERRED STOCK ($25 PAR VALUE)
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     State the aggregate market value of the voting stock held by nonaffiliates* of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The value on March 13, 1995 was $73,721,756.

     The Registrant had 3,435,020 common shares outstanding at March 13, 1995.

     Documents incorporated by reference -- Portions of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Shareholders currently scheduled to be held on June 5, 1995 are incorporated by reference into Part III of this Report.

     Index to Exhibits -- page 38

* Based on reported beneficial ownership by all directors, officers, and beneficial owners of more than 5% of the Registrant's voting stock; however, this determination does not constitute an acknowledgment of affiliate status for any of these holders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I
Item 1.     Business....................................................................     1
Item 2.     Properties..................................................................     7
Item 3.     Legal Proceedings...........................................................     7
Item 4.     Submission of Matters to a Vote of Security Holders.........................     8
PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.......     9
Item 6.     Selected Financial Data.....................................................     9
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................    10
Item 8.     Financial Statements and Supplementary Data.................................    13
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure..................................................................    13
PART III
Item 10.    Directors and Executive Officers of the Registrant..........................    13
Item 11.    Executive Compensation......................................................    13
Item 12.    Security Ownership of Certain Beneficial Owners and Management..............    13
Item 13.    Certain Relationships and Related Transactions..............................    13
PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.............    14
SIGNATURE PAGE..........................................................................    16
LIST OF FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBIT.................    17
INDEX TO EXHIBITS.......................................................................    38

     Unless otherwise indicated, the "Company," as used in this Annual Report, refers to Advance Ross Corporation, its predecessors and subsidiaries.

     All monetary amounts other than earnings per share and prices of shares are in thousands.

                                     PART I

ITEM 1. BUSINESS.

                   THE PRIMARY BUSINESS: TAX-FREE ACTIVITIES

Overview

     The primary business of Advance Ross Corporation (the "Company") is the operation of a value-added tax ("VAT") refund system serving travelers shopping in Europe. This business is conducted through the Company's wholly-owned subsidiary, Europe Tax-free Shopping AB ("ETS"), and operates under the logo "Tax-free for Tourists." ETS is the largest VAT refund service in Europe. The Company acquired ETS on November 2, 1992.

     ETS's business is based upon serving (i) travelers, by making purchases less expensive through ETS's convenient, efficient and reliable VAT refunds; and
(ii) retailers, by promoting the benefits of tax-free shopping, thereby enhancing the retailers' business and simplifying the retailers' administrative burden. ETS's business is also based upon (i) VAT's role as a vital component of the tax policy of most European (and many other) countries; and (ii) tourism, international travel and retail being among the world's largest industries.

     ETS began its operations in 1980 in Sweden. Since then, ETS has expanded throughout Europe and currently provides VAT refunds in 17 European countries at refund points at most international airports, ferry terminals and border crossings.

Value-added Tax (VAT)

     VAT is a tax which is charged on the added value at each stage of production of an item and is finally borne by the end purchaser. For the consumer, the tax is similar to a sales tax. VAT is an important government revenue source in many countries throughout the world, including most of Europe. In Europe, VAT is included in the retail sales price displayed in stores; the typical VAT rate ranges from 15 to 25 percent. However, export goods are generally exempted from VAT, including purchases by foreign travelers who take their purchased goods out of the country. Although foreign travelers pay VAT when they make their purchases, they are entitled to a refund when they leave the country with the purchased goods, satisfying the export exemption. Thus, ETS's refund system represents an effective price discount to the tourist, which discount is not borne by the retailer.

     Not all foreign travelers are entitled to a VAT refund. Generally, residents from countries within a trade bloc are not entitled to VAT refunds from other countries in that trade bloc. The two major trade blocs affecting ETS's business are the European Union which, as of December 31, 1994, included 12 countries, and the European Free Trade Association which, as of December 31, 1994, included seven countries. Thus, for example, a German tourist traveling to France is not entitled to a VAT refund since Germany and France are both part of the European Union. On January 1, 1995, Austria, Finland and Sweden joined the European Union and withdrew from the European Free Trade Association. See "International Considerations" for a discussion of the European Union and European Free Trade Association.

How the ETS System Works

     ETS has established affiliations with over 90,000 retail outlets in 17 European countries. The retailers display ETS logos and flags, which promote the opportunity for tax-free shopping and identify the stores using the ETS System for VAT refunds.

     When a traveler eligible for a VAT refund makes a purchase, his or her payment includes VAT. At an ETS-affiliated retailer, the traveler would receive at the time of purchase an ETS Tax-free Shopping Cheque (the "Cheque") for the amount of the refund, which is the VAT on the sales amount less the ETS service charge. The salesperson then informs the traveler how to cash the Cheque. On the traveler's departure from the country with the goods, the Tax-free Shopping Cheque is stamped by Customs, certifying the purchase as export goods. The traveler then goes to the nearby ETS refund point and cashes the Cheque. Refunds are typically paid in cash, but can also be paid by check or credited to a bank or credit card account, if the customer so prefers. ETS has its own or contract agent refund points at most international airports, ferry terminals and border crossings.

     The cashed Cheque is registered in the ETS computer system. ETS then bills the retailer for the full amount of the VAT collected, which represents the customer's refund plus ETS's service charge. The sale can then be recorded by the retailer as a tax-free export and, thus, becomes VAT-exempt for the retailer, i.e., no VAT is paid by the retailer on that purchase.

Marketing the ETS System

     The success of the ETS System depends on, among other things, the volume of travelers obtaining Tax-free Shopping Cheques. Effective marketing of the ETS System is an important ingredient in generating this volume. ETS's basic marketing strategy is to focus on those tourists who have already chosen to visit a particular market. This means that sales and promotional activities in the stores are essential components of ETS's marketing efforts. In addition to signage and flags displaying the "Tax-free for Tourists" logo placed in affiliated stores, ETS trains store personnel in using the ETS System and promoting the System to international visitors.

     Successful marketing efforts benefit retailers by promoting larger sales volume, benefit tourists by making them aware of and providing to them easy and convenient VAT refunds, and benefit ETS by increasing the volume of VAT refunds on which it earns its service charge.

     ETS seeks to affiliate a wide range of retailers, emphasizing those which appeal particularly to international travelers, including tourist-oriented stores and boutiques. There, one finds the type of goods sold at price levels at which the VAT refund represents a significant discount for the customer and provides an incentive for the retailer to promote tax-free shopping to its customers. In addition, ETS publishes a number of city and country shopping guides which promote the shops affiliated with ETS, provide useful tourist information and explain the ETS System. In 1993, the Company began marketing its services through U.S. travel agents and tour operators.

Tourism and Shopping Patterns

     ETS is dependent on the volume of tourism and tourist shopping in the European countries in which it operates. Tourism is one of the world's largest industries and has been a growth sector since the Second World War. From 1984 through 1994, world tourism arrivals grew at a compound annual rate of 5.1 percent and international tourist receipts grew at a compound annual rate of
11.4 percent according to the World Tourism Association.

     The positive trend in world tourism is expected to continue. Improved and more accessible communications, increased standards of living for many groups of people around the world and greater interest in ever-expanding travel opportunities should bring even more business to the travel and tourism industry. There are about 95 million European country arrivals a year by tourists eligible for VAT refunds. Slightly less than half are from countries outside Europe.

     Shopping is a leading part of travelers' activities. The average tourist spends between 10 and 30 percent of his or her expenditures in a country in local shops or department stores. The shopping volume on which tourists are eligible to reclaim their VAT in the European markets in which ETS operates was estimated by ETS to be around $6.9 billion in 1994. The shopping volume on which eligible tourists reclaim their VAT in these markets was estimated by ETS to be approximately $3.9 billion. The retail sales on which ETS refunded VAT was about $1.7 billion of this amount.

Current and Future Operations

     ETS holds leading market positions for VAT refunds in all 17 markets in which the Company operates. ETS operations in both the United Kingdom and France are conducted by 50-50 joint ventures with Fexco International Ltd. The U.K. joint venture has concessions for cash refunds at London's Heathrow and

Gatwick airports, the main exit points for tourists. In 1993, ETS began operations in Spain, Greece, Slovenia and Hungary. In 1995, ETS plans to begin operations in at least three more countries, including Switzerland. It generally takes up to three years for new operations to begin to be profitable. See "International Considerations -- VAT Levels and Regulations" below.

Other Tax-free Activities

     In addition to its VAT refund operations, ETS is involved in the sale of duty-free perfumes and cosmetics at a shop at Landvetter Airport, outside Gothenburg, Sweden. This business contributes to the profitability and cash flow of ETS. The majority of the store's customers are Swedish citizens. The lease at the airport was renewed in 1994 and expires in 1998. The rent on the lease is based upon a percentage of the revenues from the store. ETS also operates another shop at Landvetter Airport selling unique Swedish goods. See "International Considerations -- Duty-free Regulation."

Patents and Trademarks

     The "Tax-free for Tourists" logo is a significant trademark. No patents or trademarks are used in connection with the duty-free perfume and cosmetics and gift stores.

Seasonality of Business

     ETS's business is closely tied to the "tourist season" in Europe and is, accordingly, highly seasonal. The months of January, February, March, April and December are the least active for ETS. From May, the start of the traditional tourist season in Europe, ETS has historically operated at a generally accelerating rate of profit, peaking in about August and September and then declining in October and November.

Financial Liquidity

     ETS pays to the traveler a VAT refund net of a service charge and then bills the retailer for the full amount of the VAT collected, which represents the customer's refund plus ETS's service charge. On average, the invoices to the retailers are paid within 40 days. ETS borrows funds on a short-term basis to finance working capital requirements, particularly during the peak months of tourist travel.

Employees

     The Company's tax-free businesses, including both VAT refund operations and the duty-free perfume and cosmetics and gift stores in Sweden, employed approximately 280 people on a full-time basis at December 31, 1994.

Raw Materials/Inventory

     In connection with the operation of the duty-free stores, inventory is purchased from various manufacturers of perfume and cosmetics. No problems are foreseen in purchasing inventory.

Competition

     Competition to the ETS System comes from two sources. First, a tourist has the option in most countries to fill out and submit by mail the government customs/rebate forms. These forms are stamped by Customs as tourists are leaving a country. The travelers are then required to mail or otherwise return the forms to the stores where the goods were purchased in order to obtain a refund. There are several ways by which stores then refund the VAT. The stores generally mail refunds to travelers' home countries, often by way of check denominated in a foreign currency, which must then be converted. Alternatively, the stores may effect the refund through use of the traveler's credit card account. Credit card VAT refunds are commonly used in France and Belgium. In general, the foregoing constitutes passive competition and involves a relatively cumbersome and time-consuming procedure. Moreover, the certainty and convenience of the ETS System and its cash refunds distinguish ETS. A second source of competition is companies that compete with ETS as VAT refund operators on a local level. None of these companies competes with ETS on a pan-European basis.

International Considerations

     Economic Factors -- The continued success of ETS is dependent upon, among other things, the volume of tourism in Europe and the strengths of the economies in the countries of origin of ETS's major customer groups. From an operating viewpoint, the ideal economic environment for ETS is a politically and economically stable world with strong economic growth outside Western Europe and relatively weak European currencies. For example, growth in the U.S. and Japanese economies, and a stronger U.S. dollar and Japanese yen should have a positive impact on ETS sales because of the higher purchasing power of U.S. and Japanese travelers. See "Currency Fluctuations" below.

     European Union -- The European Union (the "EU" or the "Union," formerly the European Community) was founded in 1956 and included Belgium, Denmark, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain and the United Kingdom as of December 31, 1994. In 1960, the European Free Trade Association ("EFTA") was established as an alternative trading bloc. As of December 31, 1994, the EFTA countries included Austria, Finland, Iceland, Liechtenstein, Norway, Sweden and Switzerland. As further discussed below, as of January 1, 1995, Austria, Finland and Sweden joined the EU and withdrew from EFTA.

     On January 1, 1993, the international borders within the European Union disappeared for many purposes. Departure control of travelers and goods now takes place at the final point of departure from the EU. This means that EU Member States have to coordinate customs procedures and passenger controls at the exits from the Union. Customs validation of goods for export is now carried out when the traveler leaves the Union, not when he or she leaves the Member State where the goods were purchased for another Member State. This regime affects the procedure of certification of travelers who have been shopping in an EU country other than the one from which they depart. The Company believes that ETS's unique pan-European presence is an important convenience to travelers and a competitive advantage for ETS.

     Three EFTA countries, Austria, Finland and Sweden, joined the EU effective January 1, 1995. Norway voted against EU membership. The decision by these three countries will adversely affect sales in 1995. ETS will be adversely affected since EU resident travelers to these three EFTA countries and travelers from these three countries who shop in EU countries will no longer be entitled to VAT refunds. Management estimates that such sales represented approximately 9 and 11 percent of ETS's sales in 1994 and 1993, respectively. It is expected, however, that the Company's expansion efforts, both to countries not served by ETS and by greater activity with non-affected tourists will at least, in part, offset this prospective loss.

     VAT Levels and Regulations -- ETS's business is subject to a number of factors specifically related to VAT including the continuation of the VAT refund system under hospitable regulations. In particular, the level of VAT is crucial to the size of the service charge which ETS can charge the shopping tourist. The higher the VAT, the more opportunity there is for a satisfactory margin for ETS. On average, ETS charges just over one-fifth of the VAT as a service charge. This service charge covers ETS's costs of making the refund, marketing the tax refund opportunity to tourists and administering the whole process of funding and recouping amounts paid to the tourist as well as giving a return on the investments which ETS has made.

     VAT rates and administrative rules for travelers seeking VAT reimbursement vary across Europe. The EU's minimum VAT rate is 15 percent with individual country rates varying between 15 and 25 percent. The Nordic countries have relatively high VAT rates of between 22 and 25 percent. In these countries, the VAT refund programs are well-established and frequently used. The rules stating a minimum purchase amount to qualify for VAT refund are also favorable in these countries making it possible to use the refund option for relatively small purchases. Austria also has a well-developed VAT refund system and a VAT level of 20 percent. The other EU countries generally range form 15 to 20 percent. The EU has a stated objective to even out its Members' VAT levels in the long term as part of increasing integration among the Member States.

     If the government-set minimum size of purchase eligible for VAT refund is set too high, ETS's revenues would be adversely affected. As of January 1, 1994, minimum traveler purchases per store necessary to qualify for VAT refunds ranged from a low of $12 in Sweden to $340 in France. There were reductions in the minimum purchase amounts in Italy on January 1, 1993 from $600 to $200 plus the VAT and, in Spain, on January 1, 1993 from $600 to $100.

     Political Factors -- ETS's business is also affected by political unrest and war. Tourism was adversely affected in 1991 as a result of the Gulf War although a number of tourists revised their travel plans and visited Northern Europe.

     Currency Fluctuations -- The day-to-day operations of ETS are not materially affected by fluctuations in local currencies because ETS does not maintain a large cash balance in any one country, and working capital loans are obtained in major local currencies.

     Fluctuations in the U.S. dollar versus the Swedish krona, German deutsche mark and other European currencies can affect the financial results of ETS. A strong dollar (weak dollar) versus the Swedish krona and German deutsche mark will reduce (increase) the dollar value of reported operating results of ETS. Counter to this impact, (i) a strong dollar (weak dollar) will generally lead to more (less) American and other dollar-oriented purchases in Europe, and (ii) the debt used to acquire ETS is denominated in Swedish kronor and German deutsche marks.

     Duty-free Regulation -- The EU has limitations on the amount of duty-free cosmetics and perfume purchases that EU citizens may make and has indicated that it plans to eliminate all duty-free shopping by EU citizens in 1999. This fact, in combination with Sweden joining the EU, would have a negative impact upon sales at ETS's store at Landvetter Airport, outside Gothenburg, Sweden, at that time.

                          POLLUTION CONTROL EQUIPMENT

Overview

     The Company designs, manufactures and installs electrostatic precipitators for industrial pollution control purposes through its subsidiary, PPC Industries, located in Longview, Texas. PPC also designs and installs patented biofiltration pollution control installations. PPC represented about 14 and 13 percent of the Company's net sales and services in 1994 and 1993, respectively.

Raw Materials

     Raw materials for the manufacture of electrostatic precipitators are obtained on a purchase order basis and are available in adequate supply from a variety of suppliers, primarily in the basic steel industry.

Seasonality of Business

     The sales of electrostatic precipitators and biofiltration systems are not significantly seasonal.

Payment Terms

     Most units are manufactured under contracts which require the purchaser to make a down-payment of 10 percent at the time of execution of the sales contract and to make progress payments as materials are purchased and work is performed. Usually, the customer will retain 10 percent of the purchase price until acceptance of the unit, which is typically less than a year from date of completion.

Customers and Distribution

     The electrostatic precipitators are sold by Company personnel directly to the users of the products, which are a variety of customers. During the last three years, the Company's customers were primarily wood products companies and independent power producers.

     Electrostatic precipitators are capital equipment that is purchased only as needed by the Company's customers. The manufacture of electrostatic precipitators is to customer specifications; no units are manufactured for inventory. The financing of the Company's sales of electrostatic precipitators has been through internally generated funds.

     No customer accounted for more than 10 percent of consolidated net sales and services in 1992, 1993 or 1994.

Patents and Trademarks

     In 1992, the Company entered into a U.S. license agreement covering 44 states for a patented biofiltration technology designed to eliminate hazardous material odors caused by manufacturing processes. The technology uses micro-organisms to biologically filter air which contains pollutants resulting from industrial waste. The technology is expected to be used in various industries, such as wood products, sewage, brewery, chemicals, metal finishing, food, bakery, paint, paper, printing, plastics and other industries where the manufacturing process creates significant odors. The Company's initial biofilter installations have been in the wood products and food industries.

Government Contracts

     No material part of the pollution control business is subject to renegotiation of profits or termination of contracts at the election of the Federal Government.

Competition

     The market for electrostatic precipitators is highly competitive. Competition is based on a combination of price, service and product quality.

Research and Development

     Expenditures with respect to the pollution control business for research and development are not material.

Environmental Regulations

     Compliance with federal, state and local regulations and laws which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings and competitive position of the Company's pollution control business.

Employees

     As of December 31, 1994, the Company employed approximately 40 people in its pollution control business.

Backlog

     The sales backlog of pollution control equipment, as of December 31, 1994 and 1993, was $5,008 and $1,800, respectively. All of the current backlog is expected to be delivered in 1995.

                      GENERAL AND OTHER BUSINESS INTERESTS

     The Company, through its wholly-owned subsidiary, Uintah Basin, Inc., is the general partner and 25 percent owner of Uintah Basin Limited Partnership. The Limited Partnership owns approximately 19,220 acres of land in Uintah County, Utah. Twenty-three core holes have been drilled on this property. In all instances, oil shale was intersected. Subsequent geologic evaluations have indicated oil shale deposits which range in depth from 200 feet to 1,300 feet. However, no estimate was made of how much, if any, of this resource could be economically recovered.

     The Company also owns 4.8 percent of GeoWaste Incorporated ("GeoWaste"), a publicly held company. GeoWaste is in the business of owning, operating, acquiring and developing non-hazardous solid waste landfills. In addition, GeoWaste has stated that it may own, operate or acquire collection, transportation, transfer and related environmental service operations if such business will enhance the long-range success of its landfill business.

     There are seven employees at the Company's corporate headquarters located at 233 South Wacker Drive, Chicago, Illinois 60606.

ITEM 2. PROPERTIES.

     The corporate headquarters of the Company are located at 233 South Wacker Drive, Chicago, Illinois, in approximately 5,000 square feet of office space, held under a lease expiring September 1, 2004.

     The Company's tax-free activities lease approximately 49,000 square feet in facilities throughout Europe. The space is used for office administration and for conducting duty-free operations. Most of the space is rented on a short-term basis, usually less than five years, at annual rates which may include escalation clauses. At three locations, the rent is based upon a percent of the revenues generated at that location; rent for several other locations is a base amount plus a percentage of revenue.

     The Company's pollution control equipment plant and sales office are located in Longview, Texas, on 6.72 acres owned in fee. The plant contains approximately 44,000 square feet of manufacturing and office space.

     The Company sold land and a building in California in September 1994.

     The property of Uintah is described in Item 1. above.

ITEM 3. LEGAL PROCEEDINGS.

Litigation and Environmental Matters

     Washington State Department of Transportation v. Washington Natural Gas Company et al. (United States District Court Eastern District of Washington). The Company was one of three defendants in a lawsuit filed by the Washington State Department of Transportation ("WDOT") claiming approximately $6 million (allegedly incurred in cleaning up coal tar which WDOT encountered while building a highway in Tacoma, Washington, in the mid-1980s) of joint and several liability against each of the defendants for violations of the Comprehensive Environmental Response Compensation and Liability Act 42 U.S.C. 9601. The claims against the Company were based upon the allegations that the Company owned or operated a coal gasification facility, directly or through corporate subsidiaries, in the relevant location during the period from 1910 through 1924. The lawsuit was tried in November 1992 and, in December 1992, judgment was entered in favor of the defendants and against the plaintiff, finding no liability on the part of the Company. That case has been appealed by WDOT, and oral arguments were completed in April 1994. No rulings have been made to date with respect to the appeal.

     On May 10, 1994, WDOT filed a state court action against the same three defendants who were named in the United States District Court lawsuit referenced above, and a fourth defendant. This lawsuit is in the Superior Court for the County of Pierce, State of Washington. It is in most respects virtually identical to the federal lawsuit, but is based on state environmental statutes rather than federal law. As in the previous lawsuit, the claimed damages are for approximately $6 million incurred in cleaning up coal tar from WDOT's highway right-of-way. On June 10, 1994, this lawsuit was stayed pending resolution of the federal lawsuit by the United States Court of Appeals for the Ninth Circuit.

     The Washington Department of Ecology ("DOE"), in December 1992, identified the Company as a potentially liable person ("PLP") for cleanup costs at the Tacoma Coal Gasification Site in Tacoma, Washington ("Site"). This Site includes part of the property involved in the WDOT case described above, and is part of the much larger Commencement Bay Superfund site, at which the United States Environmental Protection Agency and DOE are now coordinating cleanup activities. A number of other PLPs have been identified, and the DOE is in the process of conducting a limited site investigation to implement interim source control measures and to remediate any contaminated sediments. Since the cleanup activities for the Site have not yet been determined, and since the Company's potential share, if any, of the cleanup costs is not known, the Company's potential liability cannot now be quantified. The Company has advised the DOE that it is not responsible for any of the alleged contamination and that its liability, if any, is de minimis, although it does plan to cooperate with the DOE at least in the limited site investigation stage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The sole class of common equity of the Company is traded on the NASDAQ National Market System (trading symbol AROS). The following table sets forth, for the calendar periods indicated, the range of high and low last reported sales prices of the Company's common shares as reported by NASDAQ.

     The prices per share have been adjusted to reflect the two-for-one stock split declared on January 10, 1994.

                                                                            LOW       HIGH
                                      1994                                 PRICES    PRICES
        ----------------------------------------------------------------   ------    ------
        First Quarter...................................................   $15 3/8   $22 1/4
        Second Quarter..................................................    14 3/4    30 1/4
        Third Quarter...................................................    18 3/4    29 1/4
        Fourth Quarter..................................................    18 1/2    24

                                      1993
        ----------------------------------------------------------------
        First Quarter...................................................   $ 6 1/2   $ 9 1/4
        Second Quarter..................................................     6 5/8     8 3/8
        Third Quarter...................................................     8        10 1/1
        Fourth Quarter..................................................     9 1/4    18 5/8

     As of December 31, 1994, there were 3,267 shareholders of record owning the outstanding common stock and 555 shareholders of record owning the outstanding 5% cumulative preferred stock.

     The Company did not pay any dividends on its common stock in 1994 or 1993. While the Company has not been paying any dividends on its common stock and although there can be no assurance that any dividend will be paid in the future, the payment of dividends will be considered from time to time.

ITEM 6. SELECTED FINANCIAL DATA (THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS).

     The earnings per share data have been adjusted to reflect the two-for-one stock split declared on January 10, 1994.

                                                   1994       1993       1992       1991       1990
                                                  -------    -------    -------    -------    -------
Net sales and services.........................   $66,503    $50,288    $11,041    $ 5,870    $ 3,314
Income before equity in profit (loss) of
  unconsolidated affiliates....................     7,472      4,659        612      7,289      2,664
Equity in profit (loss) of unconsolidated
  affiliates...................................       874        428         57        (19)        (2)
                                                  -------    -------    -------    -------    -------
Net income.....................................     8,346      5,087        669      7,270      2,662
Earnings per share data:
  Primary......................................      1.93       1.29        .18       1.97        .68
  Fully diluted................................      1.93       1.19        .17         --         --
Working capital................................    20,398     10,366      5,538     21,603     12,908
Total assets...................................    64,120     51,061     50,160     26,258     17,483
Long-term obligations..........................     8,087      8,584     11,234         44         --
Cash dividends per share:
  Preferred stock..............................      1.25       1.25       1.25       1.25       1.25

     Net sales and services increased from 1990 to 1991 as a result of increased volume and larger pollution control equipment contracts. The increases in 1992 and 1993 are primarily attributable to the results of ETS which was acquired November 2, 1992. The increase from 1992 to 1993 also reflects higher pollution control equipment sales. The increase from 1993 to 1994 reflects both higher sales at ETS and higher pollution control equipment sales.

     The increases in net income, working capital and total assets in 1991 were primarily the result of the sale of an investment in NaTec Resources, Inc. common stock in April 1991 for a gain of $11,727 before income taxes. The stock was sold to an unrelated party.

     The decrease in working capital and the increases in total assets and long-term obligations in 1992 were primarily the result of the acquisition of ETS in November 1992 from an unrelated party. The increases in net income and working capital in 1993 were primarily the result of earnings and cash flow generated from ETS. The increases in net income, working capital and total assets in 1994 reflect the continuing increase in earnings and cash flow from ETS and improved performance at PPC. Working capital and total assets also increased due to higher receivables as ETS's business was stronger later in the year than in prior years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS).

Overview

     The acquisition of ETS in November 1992 marked a strategic change in the business of the Company. Until then, the Company's business was designing, manufacturing and installing electrostatic precipitators for pollution control purposes. The acquisition of ETS highlights management's focus on seeking to enhance shareholders' investment by growing internally and through acquisition in selected tourism-, travel-, and retail-related service businesses.

     Fluctuations in the dollar versus the Swedish krona, German deutsche mark and other European currencies can affect the financial results of ETS. A strong dollar (weak dollar) versus the Swedish krona and German deutsche mark will reduce (increase) the dollar value of reported operating results of ETS. Counter to this impact, (i) a strong dollar (weak dollar) will generally lead to more
(less) American tourist purchases in Europe, and (ii) the debt used to acquire ETS is denominated in Swedish kronor and German deutsche marks. The ideal economic environment for ETS is a politically and economically stable world with strong economic growth outside Western Europe and relatively weak European currencies.

Operations

     Sales in 1994 increased by $16,215 to $66,503, or 32.2%, compared to $50,288 in 1993 due to strong performance in both tax-free activities and pollution control products. Gross profit in 1994 increased by $8,608 to $23,204, or 59.0%, from $14,596 in 1993 due to the higher level of sales and an increase in gross margin. Gross margin increased to 34.9% from 29.0%. As further discussed below, 1993 results were negatively affected by a change in the estimated lives of software and computer equipment, and a charge for the unamortized cost of a technology license. Excluding the impact of these two items, gross profit and gross margin in 1993 would have been $15,618 and 31.1%, respectively.

     Operating income in 1994 increased by $6,644 to $16,113, or 70.2%, from $9,469 in 1993 due to higher sales and higher gross margin. Operating margin increased to 24.2% from 18.8%. Adjusted for the above-cited software change and technology license charge, 1993 operating income and operating margin would have been $10,491 and 20.9%, respectively. Selling, general and administrative expenses were 10.7% of sales compared to 10.2% in 1993. Higher marketing and sales expenses at ETS and higher levels of incentive compensation due to the strong performance of the Company were offset by lower professional fees.

     Interest expense in 1994 declined by $591 to $1,499 due to lower interest rates and lower debt. Other income was flat as a $341 increase in interest income was offset by a loss on the sale of real estate in California and higher bank charges and currency losses in the tax-free activities. Equity earnings in unconsolidated subsidiaries increased by $446. The Company's results were affected by amortization of goodwill of $969 and $951 in 1994 and 1993, respectively, from the ETS acquisition.

     The Company's effective tax rate increased to 46.8% from 31.9% in 1993. This increase resulted primarily because income taxes are currently payable in certain highly taxed European countries, such as Germany and Italy, which have a significant portion of the Company's taxable income that cannot be offset by losses incurred in other European countries or the United States. Consolidated net income was $8,346 in 1994 compared to $5,087 in 1993.

     As discussed above, the Company's 1993 results were negatively affected by the shortened estimated lives of software and computer equipment ($495 net of income tax) and by charging to expense the unamortized cost of a technology license ($225 net of income tax). Because of rapid changes in computer technology, the Company's ETS subsidiary elected in the 1993 fourth quarter to depreciate all computer equipment over three rather than five years and to expense software rather than amortize the cost over five years, which was the previous policy. As of year-end 1993, the Company had only nominal sales using its multi-year license for a patented biofiltration technology designed to eliminate odors caused by manufacturing processes. While the Company is hopeful for the longer-term prospects for this technology, at that time the Company believed that near-term sales were likely to be limited; therefore, the unamortized cost of this license was charged to expense.

     The results of ETS's operations in 1992 are reflected in the Company's consolidated financial statements for only the two-month period of November and December. Over half of 1992 consolidated sales was a result of ETS's operations during November and December 1992. The Company's 1992 performance was negatively impacted by two nonrecurring charges, totaling approximately $525, reflecting legal costs incurred in connection with the litigation and environmental matters discussed in Item 3, and costs associated with the terminated acquisition of Environmental Services of America, Inc.

     Because of the impact of the acquisition of ETS on the Company's results for 1992 and 1993, a comparison of the financial results between 1993 and 1992 and earlier years is not meaningful.

Financial Position

     At December 31, 1994, the Company had cash and cash equivalents totaling $13,539 and long-term debt, resulting from the acquisition of ETS, of $6,707 compared to $10,142 and $7,497, respectively, at December 31, 1993. The Company's working capital at December 31, 1994 was $20,398. The Company believes it has ample funds and access to financing to continue its operations in the manner currently conducted.

     Capital expenditures for 1995 are expected to be approximately $1,400. Capital expenditures for 1995 are expected to be financed by funds from operations. If any acquisitions are completed, additional financing may be required.

     ETS's business is closely tied to the "tourist season" in Europe and is, accordingly, highly seasonal. The months of January, February, March, April and December are the least active for ETS. From May, the start of the traditional tourist season in Europe, ETS has historically operated at a generally accelerating rate of profit, peaking in about August and September and then declining in October and November. ETS borrows funds in local currencies on a short-term basis to finance working capital requirements during these peak months of tourist travel. As of December 31, 1994, the Company had no amounts outstanding under any such short-term facilities compared to $5,503 outstanding at December 31, 1993.

     Inflation affects the Company's revenues, costs of operation and interest received from short-term investments. Revenues are affected as the amount of VAT tax fluctuates with sales prices and as prices on products sold are increased to maintain gross margins.

Tax-free Activities

     The Company's tax-free activities include the operation of ETS's VAT refund business and two duty-free retail stores at Landvetter Airport, outside Gothenburg, Sweden. For 1994, ETS had sales of $56,917, an increase of 30.4% over 1993 sales of $43,655, and pre-tax income of $15,525, an increase of 76.0% over 1993 pre-tax income of $8,819. Gross margin increased to 35.1% in 1994 from 30.3% in 1993 and operating margin increased to 29.3% in 1994 from 25.3% in 1993. Interest expense declined by $597 due to lower interest rates and lower levels of debt, and interest income increased by $317 from higher cash balances. Equity earnings in unconsolidated subsidiaries increased by $448.

     Certain stand-alone financial information for ETS is presented below to provide a better understanding of its historical performance. Specifically, the table below shows, in Swedish kronor ("SEK"), gross revenues and net income of ETS reconciled to U.S. generally accepted accounting principles ("GAAP"), for the three most recent fiscal years. The 1992 financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the unaudited information for the approximately ten-month period prior to the acquisition. The figures show the results of ETS as if the acquisition had not occurred and, accordingly, do not include charges for amortization of goodwill, interest on debt incurred in connection with the acquisition and other items relating to the transaction.

                                                                 (IN SEK, 000'S OMITTED)
                                                                       (UNAUDITED)
                                                              -----------------------------
                                                               1994       1993       1992
                                                              -------    -------    -------
        Revenues...........................................   438,618    342,110    243,365
        Net income under U.S. GAAP.........................    76,936     45,000     25,337

     International tourism to Europe in 1992 recovered from 1991 levels which were adversely affected by the Gulf War. For the year 1992, ETS was able to increase its market share for VAT refunds in many European countries. In addition, during 1992, ETS's operation of the perfume and cosmetic store at Landvetter Airport saw continued expansion mainly due to an increased store area, effective marketing efforts and attractive price levels of items. The trend toward greater tourism within Europe continued, notwithstanding fewer arrivals of Eastern European tourists.

     In 1993, ETS revenues continued to increase primarily due to the continued increase in the number of tourists, efforts to make the retailers and tourists aware of the ETS system, lower minimum purchase requirements for VAT refund eligibility in Italy and strong currencies in the United States, Japan and Germany. The increased sales and improved margins contributed to increased profits in 1993.

     ETS revenues continued to grow in 1994 primarily as a result of strong growth in Japanese and Russian tourist shopping especially in Italy, Germany and Finland and sales in new markets including Spain, Greece, Slovenia and Hungary.

     Net income increased in 1993 and 1994 due to revenue growth, margin improvement, as start-up operations became more profitable, offset by a higher tax rate due to strong performances in high tax countries. Net income of ETS also increased in 1993 from 1992 due to a $1,578 one-time cost incurred in 1992 for moving administrative offices in Lubeck, Germany, to Vienna, Austria. The Vienna office now services both the German and Austrian operations of ETS.

     Austria, Finland and Sweden joined the EU effective January 1, 1995. Norway voted against EU membership. The decision by these three countries will adversely affect sales in 1995. ETS will be adversely affected since EU resident travelers to these three EFTA countries and travelers from these three countries who shop in EU countries will no longer be entitled to VAT refunds. Management estimates that such sales represented approximately 9 and 11 percent of ETS's sales in 1994 and 1993, respectively. It is expected, however, that the Company's expansion efforts, both to countries not served by ETS and by greater activity with non-affected tourists will at least, in part, offset this prospective loss. See also "International Considerations" in Item 1.

Pollution Control Products

     Sales for 1994 for the Company's PPC Industries unit were $9,586 representing a 44.5% increase from 1993 sales of $6,633. This increase was primarily the result of an increase in demand for precipitators primarily from the wood products industry and one large project in the biofiltration technology operation. Sales in 1993 increased 31.9% from the 1992 sales of $5,029. This increase was primarily the result of one large contract. Gross margin in 1994 was 33.8% compared to 20.6% and 33.3% in 1993 and 1992, respectively. The lower 1993 margin was due primarily to the expensing of the unamortized cost of a technology license, which accounted for 5.0% of the reduced gross margin, and increased costs associated with the development of a product line based on the biofiltration technology. Gross margins in 1994 returned to the level achieved in 1992.

     Income before taxes in 1994 for PPC Industries was $3,033, an increase of $1,852 from the $1,181 ($1,514 before the expensing of the unamortized cost of technology license) earned in 1993. Income before taxes increased due to the 44.5% increase in sales combined with the increased gross margin. Net income before taxes in 1993 declined 16.8% from $1,419 in 1992, which was due primarily to the expensing of the unamortized cost of a technology license.

Accounting Pronouncements

     In the first quarter of 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." There was no cumulative effect on continuing operations.

     The Company does not have any material postretirement or postemployment benefits that would be recorded under Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or No. 112, "Employers' Accounting for Postemployment Benefits."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements and supplementary data regarding quarterly results of operations, set forth under the caption "Selected Quarterly Financial Data (Unaudited)" listed in the index contained in Item 14(a), are filed in response to this Item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference from the Proxy Statement for the 1995 Annual Meeting of Shareholders, section entitled "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference from the Proxy Statement for the 1995 Annual Meeting of Shareholders, section entitled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference from the Proxy Statement for the 1995 Annual Meeting of Shareholders, section entitled "Ownership of Voting Securities."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference from the Proxy Statement for the 1995 Annual Meeting of Shareholders, section entitled "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

        (3) The following is a list of Exhibits filed as part of Form 10-K:

            3(d)        Amended and Restated Certificate of Incorporation of the Company.
                        Incorporated by reference to Appendix B of Form S-4 filed on April
                        14, 1993 (File No. 0-21822).
            3(e)        Bylaws of the Company. Incorporated by reference to Appendix C of
                        Form S-4 filed on April 14, 1993 (File No. 0-21822).
           10(a)(7)     Copy of Employment Agreement with Harve A. Ferrill, dated November
                        14, 1990. Incorporated by reference to Item 14(3) 10(a)(7) to Form
                        10-K for the year ended December 31, 1990 (File No. 0-770).
           10(a)(8)     Copy of Amendment #1 to Employment Agreement with Harve A. Ferrill, dated July 24, 1991. Incorporated by reference to Item 14(3)
                        10(a)(10) to Form 10-K for the year ended December 31, 1991 (File No.
                        0-770).
           10(a)(9)     Copy of Amendment #2 to Employment Agreement with Harve A. Ferrill, dated January 1, 1992. Incorporated by reference to Item 14(3)
                        10(a)(11) to Form 10-K for the year ended December 31, 1991 (File No.
                        0-770).
           10(a)(10)    Copy of Amendment #3 to Employment Agreement with Harve A. Ferrill dated March 14, 1994.
           10(a)(11)    Copy of warrant certificate granting 100,000 warrants, each redeemable for one share of the Company's common stock, to Allen &
                        Company Incorporated. Incorporated by reference to Item 14(3)
                        10(a)(8) to Form 10-K for the year ended December 31, 1990 (File No.
                        0-770).
           10(a)(12)    Amendment to Warrant Certificate of Allen & Company Incorporated,
                        dated December 1, 1992. Incorporated by reference to Item 10(a)(20)
                        to Form 10-K for the year ended December 31, 1992 (File No. 0-770).
           10(a)(13)    Share Purchase Agreement by and between Bankrupt Estate of I. M.
                        Invent AB, represented by the appointed Receiver, Mr. Per Ivan
                        Lundberg and Grundstenen AB, a Swedish corporation to be renamed
                        Europe Tax-free Shopping Holding AB. Incorporated by reference to
                        Item 7 (c)(28.1) to Form 8-K, dated November 2, 1992 (File No.
                        0-770).
           10(a)(14)    Escrow Agreement by and among the Bankrupt Estate of I.M. Invent AB, represented by the appointed Receiver, Mr. Per Ivan Lundberg,
                        Grundstenen AB and Skandinaviska Enskilda Banken. Incorporated by
                        reference to Item 7(c)(28.5) to Form 8-K, dated November 2, 1992
                        (File No. 0-770).
           10(a)(15)    Loan Agreement by and between Grundstenen AB and Skandinaviska
                        Enskilda Banken. Incorporated by reference to Item 7(c)(28.3) to Form
                        8-K, dated November 2, 1992 (File No. 0-770).
           10(a)(16)    Loan Agreement by and between Europe Tax-free Shopping Deutschland
                        GmbH and Skandinaviska Enskilda Banken. Incorporated by reference to
                        Item 7(c)(28.4) to Form 8-K, dated November 2, 1992 (File No. 0-770).
           10(a)(17)    Form of Stock Option Agreement by and between ETS and certain members of its management. Incorporated by reference to Item 7(c) (28.2) to
                        Form 8-K, dated November 2, 1992 (File No. 0-770).

           10(a)(18)    Stock Option Plan, dated October 26, 1992. Incorporated by reference to Item 8(4.2) to Form S-8, dated March 24, 1993 (File No. 0-770).
           10(a)(19)    Consulting Agreement with Hamilton Capital Partners, dated November
                        2, 1992. Incorporated by reference to Item 10(a)(19) to Form 10-K for the year ended December 31, 1992 (File No. 0-770).
           10(a)(20)    Agreement with Hamilton Capital Partners, dated August 5, 1992.
                        Incorporated by reference to Item 10(a)(21) to Form 10-K for the year ended December 31, 1992 (File No. 0-770).
           10(a)(21)    Form of Stock Option Agreement by and between the partners of
                        Hamilton Capital Partners and Advance Ross Corporation. Incorporated
                        by reference to Item 7(c)(28.6) to Form 8-K, dated November 2, 1992
                        (File No. 0-770).
           10(a)(22)    Copy of Letter Agreement by and between William W. Staudt, dated
                        December 31, 1994, amending certain terms of the Stock Option
                        Agreement by and between Advance Ross Corporation and William W.
                        Staudt, dated November 2, 1992.
           10(a)(23)    Form of Advance Ross Corporation Stock Option Plan Agreement.
                        Incorporated by reference to Item 8 (4.3) to Form S-8, dated March
                        24, 1993 (File No. 0-770).
           10(a)(24)    Form of 1993 Advance Ross Corporation Stock Option Plan Agreement.
                        Incorporated by reference to Exhibit 4.1 to Form S-8, dated January
                        27, 1994 (File No. 33-74620).
           10(a)(25)    Copy of Employment Agreement with Paul G. Yovovich, dated June 15,
                        1993. Incorporated by reference to Item 10(a)(24) to Form 10-K for the year ended December 31, 1993 (File No. 0-21822).
           10(a)(26)    Copy of Employment Agreement with Randy M. Joseph, dated November 7,
                        1994.
           11           Statement re: Computation of per share earnings.
           21           Subsidiaries of the Company.
           23           Independent Auditors' Consent
           27           Financial Data Schedule

     (b) Reports on Form 8-K for the fourth quarter of 1994 -- None.

     (c) Exhibits -- see Item 14(a)(3) above.

     (d) Financial statement schedules -- the response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ADVANCE ROSS CORPORATION

                                        By /s/ RANDY M. JOSEPH
                                           -------------------------------------
                                           Randy M. Joseph
                                           Vice-President, Chief Financial
                                           Officer and
                                             Treasurer (Principal Financial and
                                             Accounting Officer)
                                           March 30, 1995

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ HARVE A. FERRILL                               /s/ ROGER E. ANDERSON
-----------------------------------------          -----------------------------------------
Harve A. Ferrill                                   Roger E. Anderson
Director, Chairman of the Board of                 Director
  Directors                                        March 30, 1995
  and CEO (Principal Executive Officer)
March 30, 1995

/s/ PAUL G. YOVOVICH                               /s/ DUANE R. KULLBERG
-----------------------------------------          -----------------------------------------
Paul G. Yovovich                                   Duane R. Kullberg
Director, President (Chief Operating               Director
Officer)                                           March 30, 1995
March 30, 1995

/s/ THOMAS J. PETERSON                             /s/ HAROLD E. GUENTHER
-----------------------------------------          -----------------------------------------
Thomas J. Peterson                                 Harold E. Guenther
Director                                           Director
March 30, 1995                                     March 30, 1995

/s/ HERBERT S. WANDER
-----------------------------------------
Herbert S. Wander
Director
March 30, 1995

                   ADVANCE ROSS CORPORATION AND SUBSIDIARIES
                      FORM 10-K -- ITEMS 14(A)(1) AND (2)

    LIST OF FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBIT

     The following consolidated financial statements of Advance Ross Corporation and subsidiaries are included in response to Item 8:

                                                                                        PAGE
                                                                                      REFERENCE
                                                                                      ---------
Independent Auditors' Report.......................................................       18
Consolidated Balance Sheets -- December 31, 1994 and 1993..........................       19
Consolidated Statements of Income -- Years Ended
  December 31, 1994, 1993 and 1992.................................................       20
Consolidated Statements of Changes in Shareholders' Equity -- Years Ended
  December 31, 1994, 1993 and 1992.................................................       21
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1994, 1993 and 1992.................................................       22
Notes to Consolidated Financial Statements.........................................       23
Selected Quarterly Financial Data (Unaudited)......................................       34
The following consolidated financial statement schedule of Advance Ross Corporation and subsidiaries is included in response to Item 14(d):
Schedule II -- Valuation and Qualifying Accounts...................................       35
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
The following exhibit of Advance Ross Corporation and subsidiaries is included in response to Item 14(c):
Item 21 -- Subsidiaries of the Company.............................................       36
Summarized financial information for unconsolidated subsidiaries is presented herein in footnote 4 because these affiliated companies constitute significant subsidiaries of Advance Ross Corporation on an aggregate basis.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Advance Ross Corporation
Chicago, Illinois

     We have audited the accompanying consolidated balance sheets of Advance Ross Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advance Ross Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 13, 1995

                   ADVANCE ROSS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     1994          1993
                                                                                    -------       -------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................................   $13,539       $10,142
  Accounts receivable, less allowances:
    1994 -- $1,813; 1993 -- $1,289...............................................    22,871        15,839
  Inventory......................................................................     1,117           911
  Prepaid expenses...............................................................       975           794
  Other current assets...........................................................     4,398         2,704
                                                                                    -------       -------
      Total current assets.......................................................    42,900        30,390
COST IN EXCESS OF NET ASSET VALUE OF ACQUIRED BUSINESSES --
  Net of amortization:
    1994 -- $2,169; 1993 -- $1,194 (Notes 1 and 2)...............................    15,793        16,489
LICENSE AND TRADEMARKS --
  Net of amortization:
    1994 -- $263; 1993 -- $132...................................................       364           433
                                                                                    -------       -------
      Total intangibles..........................................................    16,157        16,922
OTHER ASSETS (Note 4)............................................................     3,067         2,451
PROPERTY, PLANT AND EQUIPMENT:
  Land...........................................................................        84            84
  Buildings and improvements.....................................................       351           351
  Machinery and equipment........................................................     5,057         3,379
                                                                                    -------       -------
      Total property, plant and equipment........................................     5,492         3,814
  Less allowance for depreciation and amortization...............................     3,496         2,516
                                                                                    -------       -------
      Property, plant and equipment -- net.......................................     1,996         1,298
                                                                                    -------       -------
TOTAL............................................................................   $64,120       $51,061
                                                                                    =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings (Note 5).................................................                 $ 5,503
  Current portion of long-term debt (Note 6).....................................   $ 1,677         2,999
  Accounts payable...............................................................     2,715         2,432
  Accrued compensation...........................................................     4,649         2,088
  Income taxes (Note 7)..........................................................     3,949         2,211
  Other current liabilities......................................................     9,512         4,791
                                                                                    -------       -------
      Total current liabilities..................................................    22,502        20,024
LONG-TERM DEBT (Note 6)..........................................................     6,707         7,497
OTHER LIABILITIES................................................................     1,380         1,087
SHAREHOLDERS' EQUITY:
  Capital stock:
    Preferred stock, $1 par value per share; authorized, 1,000,000 shares;
     issued, none (Note 8).......................................................
    5% cumulative preferred stock, $25 par value per share; callable at $27.50 per share plus accumulated dividends; authorized, 200,000 shares; issued,
     20,247 shares, including 1,273 shares and 135 shares held in treasury in
     1994 and 1993, respectively (Note 8)........................................       506           506
    Common stock, $.01 par value; authorized, 12,000,000 shares; issued,
     3,784,254 shares, including 336,734 shares and 442,008 shares held in
     treasury in 1994 and 1993, respectively (Notes 8 and 9).....................        38            38
  Capital in excess of par value.................................................     3,547         3,139
  Retained earnings..............................................................    34,310        25,987
  Treasury stock, at cost........................................................    (1,654)       (2,146)
  Foreign currency translation adjustment........................................    (3,216)       (5,071)
                                                                                    -------       -------
      Total shareholders' equity.................................................    33,531        22,453
                                                                                    -------       -------
TOTAL............................................................................   $64,120       $51,061
                                                                                    =======       =======

                See notes to consolidated financial statements.

                   ADVANCE ROSS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     1994       1993       1992
                                                                    -------    -------    -------
TAX-FREE SALES AND SERVICES......................................   $56,917    $43,655    $ 6,012
POLLUTION CONTROL EQUIPMENT SALES................................     9,586      6,633      5,029
                                                                    -------    -------    -------
NET SALES AND SERVICES...........................................    66,503     50,288     11,041
COSTS OF PRODUCTS AND SERVICES...................................    43,299     35,692      8,057
                                                                    -------    -------    -------
  Gross profit...................................................    23,204     14,596      2,984
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....................     7,091      5,127      2,265
                                                                    -------    -------    -------
                                                                     16,113      9,469        719
AMORTIZATION OF COST IN EXCESS OF NET ASSET VALUE OF ACQUIRED
  BUSINESS.......................................................      (969)      (951)      (243)
INTEREST EXPENSE.................................................    (1,499)    (2,090)      (486)
OTHER INCOME (EXPENSE) -- Net (Note 10)..........................       401        411        974
                                                                    -------    -------    -------
INCOME BEFORE INCOME TAXES AND EQUITY IN PROFIT
  OF UNCONSOLIDATED AFFILIATES...................................    14,046      6,839        964
PROVISION FOR INCOME TAXES (Note 7)..............................     6,574      2,180        352
                                                                    -------    -------    -------
INCOME BEFORE EQUITY IN PROFIT OF UNCONSOLIDATED AFFILIATES......     7,472      4,659        612
EQUITY IN PROFIT OF UNCONSOLIDATED AFFILIATES
  (Note 4).......................................................       874        428         57
                                                                    -------    -------    -------
NET INCOME.......................................................   $ 8,346    $ 5,087    $   669
                                                                    =======    =======    =======
EARNINGS PER COMMON SHARE:
  Primary........................................................   $  1.93    $  1.29    $   .18
                                                                    =======    =======    =======
  Fully diluted..................................................   $  1.93    $  1.19    $   .17
                                                                    =======    =======    =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Primary........................................................     4,312      4,046      3,709
                                                                    =======    =======    =======
  Fully diluted..................................................     4,312      4,248      3,709
                                                                    =======    =======    =======

                See notes to consolidated financial statements.

                   ADVANCE ROSS CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                                             FOREIGN
                                                         CAPITAL IN                          CURRENCY
                                    PREFERRED   COMMON   EXCESS OF    RETAINED   TREASURY   TRANSLATION
                                      STOCK     STOCK    PAR VALUE    EARNINGS    STOCK     ADJUSTMENT    TOTAL
                                    ---------   ------   ----------   --------   --------   ----------   -------
BALANCE, JANUARY 1, 1992..........    $ 506      $ 38      $3,139     $ 20,281   $   (619)               $23,345
Net income........................                                         669                               669
Foreign currency translation
  adjustment......................                                                           $ (3,638)    (3,638)
Dividends on 5% cumulative
  preferred stock of $1.25 per
  share...........................                                         (25)                              (25)
Treasury stock acquired...........                                                 (1,526)                (1,526)
                                      -----      ----      ------     --------   --------    --------    -------
BALANCE, DECEMBER 31, 1992........      506        38       3,139       20,925     (2,145)     (3,638)    18,825
Net income........................                                       5,087                             5,087
Foreign currency translation
  adjustment......................                                                             (1,433)    (1,433)
Dividends on 5% cumulative
  preferred stock of $1.25 per
  share...........................                                         (25)                              (25)
Treasury stock acquired...........                                                     (1)                    (1)
                                      -----      ----      ------     --------   --------    --------    -------
BALANCE, DECEMBER 31, 1993........      506        38       3,139       25,987     (2,146)     (5,071)    22,453
Net income........................                                       8,346                             8,346
Foreign currency translation
  adjustment......................                                                              1,855      1,855
Dividends on 5% cumulative
  preferred stock of $1.25 per
  share...........................                                         (23)                              (23)
Exercise of stock options.........                            408                     510                    918
Treasury stock acquired...........                                                    (18)                   (18)
                                      -----      ----      ------     --------   --------    --------    -------
BALANCE, DECEMBER 31, 1994........    $ 506      $ 38      $3,547     $ 34,310   $ (1,654)   $ (3,216)   $33,531
                                      =====      ====      ======     ========   ========    ========    =======

                See notes to consolidated financial statements.

                   ADVANCE ROSS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                    1994       1993        1992
                                                                   -------    -------    --------
OPERATING ACTIVITIES:
  Net income....................................................   $ 8,346    $ 5,087    $    669
  Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization..............................     1,990      2,791         635
     Provision (benefit) for deferred income taxes..............       927       (123)         33
     Equity in profit of unconsolidated affiliates..............      (874)      (428)        (57)
     Loss on sale of real estate................................       118
     Changes in operating assets and liabilities, net of effect of acquisitions:
       (Increase) in accounts receivable........................    (5,058)    (4,450)     (3,410)
       (Increase) decrease in inventory.........................       (95)        99        (178)
       (Increase) decrease in prepaid expenses..................      (108)       477         268
       (Increase) decrease in other assets......................    (1,408)    (2,045)        822
       Increase in accounts payable.............................        15      1,144         684
       Increase (decrease) in accrued compensation..............     2,299      1,004        (292)
       Increase (decrease) in income taxes payable..............     1,638        (61)       (488)
       Increase in other liabilities............................     4,407        962       1,735
                                                                   -------    -------    --------
            Net cash flows from operating activities............    12,197      4,457         421
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.....................    (1,468)      (936)       (447)
  Proceeds from sale of real estate.............................       291
  Investment in unconsolidated affiliate........................        (5)       (63)       (242)
  Acquisition -- net of cash and cash equivalents acquired......                          (26,925)
  Purchase of product license...................................                             (564)
                                                                   -------    -------    --------
            Net cash flows from investing activities............    (1,182)      (999)    (28,178)
FINANCING ACTIVITIES:
  (Decrease) increase in short-term borrowings -- net...........    (5,949)    (1,299)      2,332
  (Decrease) increase in long-term debt.........................    (3,151)                13,181
  Purchase of treasury stock....................................       (18)        (1)     (1,526)
  Exercise of stock options.....................................       743
  Dividends paid................................................       (23)       (25)        (25)
                                                                   -------    -------    --------
            Net cash flows from financing activities............    (8,398)    (1,325)     13,962
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS....       780       (433)       (543)
                                                                   -------    -------    --------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...................................................     3,397      1,700     (14,338)
CASH AND CASH EQUIVALENTS -- Beginning of year..................    10,142      8,442      22,780
                                                                   -------    -------    --------
CASH AND CASH EQUIVALENTS -- End of year........................   $13,539    $10,142    $  8,442
                                                                   =======    =======    ========

                See notes to consolidated financial statements.

                   ADVANCE ROSS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Reorganization -- On June 16, 1993, Advance Ross Corporation (the "Company") reorganized its corporate structure through the formation of a holding company, Advance Ross Holding Company ("Holdco"), which has changed its name to Advance Ross Corporation. At the time of the reorganization, the common and preferred stock of the Company was converted into common and preferred stock of Holdco on a share-for-share basis. The par value of the common stock was changed to $.01 per share from $.10 per share.

     Description of Business -- The Company's operations are conducted in two industry segments: (i) tax-free activities, which consist of refunding value-added taxes to travelers shopping in Europe and operating two duty-free retail stores, and (ii) the manufacture of pollution control equipment.

     Principles of Consolidation -- The consolidated financial statements include the accounts of Advance Ross Corporation and subsidiaries. Significant intercompany transactions and account balances have been eliminated.

     Cash and Cash Equivalents -- The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

     Investments -- Investments in unconsolidated affiliates are accounted for under the equity and cost methods.

     Inventory -- Inventory is carried at the lower of first-in, first-out
(FIFO) cost or market. Substantially all of the Company's inventory is finished goods.

     Cost in Excess of Net Asset Value of Acquired Businesses -- The majority of the cost in excess of net asset value of acquired businesses is attributable to a business acquired in 1992 and is being amortized over 20 years using the straight-line method. The Company reviews the recoverability of the cost in excess of net asset value of the acquired business based upon anticipated future operating results of the acquired business on a nondiscounted basis compared with scheduled amortization. The cost in excess of net asset value of a business acquired in 1970 is not being amortized because, in the opinion of management, no diminution in value has occurred.

     Property, Plant and Equipment -- Property, plant and equipment includes the cost of land, buildings, machinery and equipment, and significant improvements thereto. Provisions for depreciation are computed using accelerated depreciation for financial reporting purposes.

     Revenue Recognition -- Commission revenue on value-added tax refunds is recognized upon receipt of the value-added tax voucher from the traveler, and the Company recognizes revenue on duty-free sales when the products are purchased by the customer.

     Sales of pollution control equipment are accounted for under the percentage-of-completion method. Under this method, estimated profits are included in income as work on the contract progresses. Total estimated costs at completion are adjusted periodically based on the most recent information, and the cumulative effects of changes in total estimated costs at completion are recognized in the period determined; losses, if any, are recognized fully when identified.

     Income Taxes -- Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the provision of deferred income taxes for temporary differences between financial and tax reporting under the liability method and adjustment of previously deferred taxes for changes in tax rates. In addition, the accounting standard requires the recognition of future tax benefits, such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not. Implementation of SFAS No. 109 did not have a material effect on the Company's financial statements. In previous years, income taxes were accounted for in accordance with Accounting Principles Board Opinion No. 11.

     The Company files a consolidated tax return in the United States with its domestic subsidiaries, but the international subsidiaries pay taxes at the local level and the provision for income taxes is based on separate local tax computations. On a consolidated basis, this practice may result in the Company paying taxes even though it may not have consolidated pretax income or in paying taxes in excess of pretax income, if some of its subsidiaries are profitable while others are not.

     Foreign Currency Translation Adjustments -- The functional currency for each of the Company's international operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the period. Adjustments resulting from such translation are included as a separate component of shareholders' equity as foreign currency translation adjustment.

     Earnings Per Common Share -- Earnings per common share is computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the year divided into net earnings after deducting dividends attributable to preferred shares.

     All references in these financial statements to earnings per share amounts have been restated to give retroactive effect to the two-for-one stock split declared on January 10, 1994.

     Concentration of Credit Risk -- The Company does not have any material concentration of accounts receivable or credit risk.

     Accounting Pronouncements -- The Company does not have any material postretirement or postemployment benefits that would be recorded under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

     Reclassifications -- Certain 1993 and 1992 amounts have been reclassified to conform with the 1994 presentation.

2. ACQUISITION

     On November 2, 1992, the Company acquired all of the capital stock of Europe Tax-free Shopping AB ("ETS"), a Swedish corporation. ETS, through various subsidiaries, provides refunds of value-added tax to tourists in 17 countries throughout Europe and operates two duty-free retail stores at Landvetter Airport, outside Gothenburg, Sweden.

     The purchase price was 150,000 Swedish kronor ("SEK") or approximately $28,600 including expenses of the transaction. Payment was financed by using on-hand cash and temporary investments of approximately $15,400 and obtaining two seven-year term loans through a Swedish bank totaling SEK 75,000 ($13,200). In connection with the transaction, European management of ETS was granted options to purchase 227,284 and 106,956 shares of the Company's common stock at prices of $8.1875 and $6.25 per share, respectively. Additional options to purchase 334,236 shares of the Company's common stock at $6.25 per share were issued as part of the acquisition.

     The acquisition has been accounted for using the purchase method and, accordingly, the net assets and results of operations are included in the consolidated financial statements, for reporting purposes, beginning in November 1992. The purchase price and expenses associated with the acquisition exceeded the fair values of the ETS net assets by $19,412, and such amount has been included net of amortization in cost in excess of net asset value of acquired businesses -- net on the consolidated balance sheets.

     The following unaudited proforma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of 1992, after giving effect to certain adjustments, including amortization of cost in excess of net asset value of acquired business, interest expense on the acquisition debt, interest income lost as a result of redeeming a portion of cash and temporary investments in order to finance the acquisition, and related tax effects. The proforma adjustments were based upon available information and upon certain assumptions that the Company believed were reasonable in the circumstances.

     These proforma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of such date or of results which may occur in the future.

                                                                                1992
                                                                               -------
        Net sales and services..............................................   $46,898
        Net income..........................................................     2,026
        Primary earnings per common share...................................   $  0.57

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     The following summarizes costs and estimated earnings on uncompleted pollution control equipment contracts at December 31:

                                                                         1994      1993
                                                                        ------    ------
        Costs incurred on uncompleted contracts......................   $3,950    $2,208
        Estimated earnings...........................................    3,513     2,183
                                                                        ------    ------
                                                                         7,463     4,391
        Less billings to date........................................    7,322     4,349
                                                                        ------    ------
               Total.................................................   $  141    $   42
                                                                        ======    ======
        Included in accompanying balance sheets under the following captions:
          Other current assets -- costs and estimated earnings in
             excess of billings on uncompleted contracts.............   $  640    $  179
          Other current liabilities -- billings in excess of costs
             and estimated earnings on uncompleted contracts.........     (499)     (137)
                                                                        ------    ------
               Total.................................................   $  141    $   42
                                                                        ======    ======

     Accounts receivable include $41 and $277 of retainage under long-term construction contracts at December 31, 1994 and 1993, respectively.

4. OTHER ASSETS

     Other assets at December 31 are as follows:

                                                                         1994      1993
                                                                        ------    ------
        Investments in unconsolidated affiliates.....................   $2,727    $1,668
        Other........................................................      340       783
                                                                        ------    ------
               Total.................................................   $3,067    $2,451
                                                                        ======    ======

     The investments in unconsolidated affiliates at December 31, 1994 and 1993 include a 50% investment in Fexco Tax-free Shopping Ltd. ("Fexco"), a 50% investment in European Data Processing Ltd. and a 50% investment in Europe Tax-free Shopping France S.A. The Company also held 1,076,776 common shares (4.8%) of GeoWaste Incorporated ("GeoWaste") and a 25% interest in Uintah Basin Limited Partnership ("Uintah") at December 31, 1994 and 1993.

     The investments in Fexco, European Data Processing, Europe Tax-free Shopping France S.A. and Uintah are accounted for under the equity method. The investment in GeoWaste is accounted for under the cost method. Summary financial information for the unconsolidated affiliates accounted for under the equity method is as follows:

                                                                       UNCONSOLIDATED
                                                                         AFFILIATES
                                                                    --------------------
                                                                     1994         1993
                                                                    -------      -------
        Current assets...........................................   $13,915      $11,964
        Noncurrent assets........................................     3,251        3,155
        Current liabilities......................................    10,671       11,962
        Noncurrent liabilities...................................     1,936          693
        Shareholders' equity.....................................     4,558        2,464
        Revenues.................................................    11,236       11,516
        Net income...............................................     1,904        1,056

     Based on published bid prices, the shares of GeoWaste owned by the Company had a market value of approximately $538 and $740 at December 31, 1994 and 1993, respectively. Such market values are not necessarily indicative of the amounts realizable upon sale. The common stock of GeoWaste may require effective registration under the Securities Exchange Act of 1933 prior to public sale or distribution.

5. SHORT-TERM BORROWINGS

     The Company's wholly-owned subsidiary, ETS, borrows under short-term lines of credit and overdraft facilities with various local banks in its respective subsidiaries' countries. These arrangements generally have a fixed term of one year and are renewable annually by each bank. The funds are used to finance seasonal working capital requirements. At December 31, 1994, there were no borrowings under these arrangements. At December 31, 1993, such short-term borrowings were $5,503 at a weighted average interest rate of 6.80%.

     At December 31, 1994, $5,160 was unused under the various borrowing agreements. Certain of the agreements are guaranteed by a subsidiary company.

6. LONG-TERM DEBT

     Long-term debt at December 31 is as follows:

                                                                        1994      1993
                                                                       ------    -------
        Term loan, equivalent of SEK 44,286 in 1994 and SEK 62,000 in 1993, denominated in SEK 22,143 and 5,879 German
          deutsche marks in 1994 and SEK 31,000 and 8,231 German
          deutsche marks, in 1993...................................   $6,787    $ 8,496
        Term loan, 2,465 German deutsche marks in 1994 and 3,452
          German deutsche marks in 1993.............................    1,597      2,000
                                                                       ------    -------
                                                                        8,384     10,496
        Less current maturities.....................................    1,677      2,999
                                                                       ------    -------
               Total................................................   $6,707    $ 7,497
                                                                       ======    =======

     Long-term debt consists of two floating interest rate term loans with a Swedish bank. The SEK 44,286 term loan has an alternative currency provision, which allows the Company to denominate the loan in two currencies upon notice to the lender. At both December 31, 1994 and 1993, the loan was denominated 50% in SEK and 50% in German deutsche marks ("DM").

     The SEK term loan and the DM term loan are repayable in seven equal annual installments commencing on December 30, 1993, with the final payment on December 30, 1999. Two annual installments are included in current maturities at December 31, 1993, as the installment aggregating $1,499 due on December 30, 1993 was paid in the month of January 1994, as permitted in the loan agreements. Interest is payable in quarterly or semiannual installments at the Company's option calculated at the designated Inter-Bank Market Rate plus

1.2%. At December 31, 1994 and 1993, respectively, the designated Inter-Bank Market Rate was 7.65% and 7.90% on the SEK borrowings and 5.15% and 6.75% on the DM borrowings. In 1994, 1993 and 1992, the Company paid $1,476, $2,019 and $291 of interest, respectively. The loans are secured by a pledge of the shares of ETS and certain other Company subsidiaries and are nonrecourse to the Company.

7. INCOME TAXES

     The components of the consolidated income tax provision (credit) consist of the following:

                                                                         1994
                                                           ---------------------------------
                                                           CURRENT      DEFERRED      TOTAL
                                                           -------      --------      ------
        Federal.........................................   $   255       $  (46)      $  209
        State...........................................       159                       159
        Foreign.........................................     5,233          973        6,206
                                                           -------       ------       ------
             Total......................................   $ 5,647       $  927       $6,574
                                                           =======       ======       ======

                                                                         1993
                                                           ---------------------------------
                                                           CURRENT      DEFERRED      TOTAL
                                                           -------      --------      ------
        Federal.........................................   $  (242)      $ (107)      $ (349)
        State...........................................        (3)                       (3)
        Foreign.........................................     2,548          (16)       2,532
                                                           -------       ------       ------
             Total......................................   $ 2,303       $ (123)      $2,180
                                                           =======       ======       ======

                                                                         1992
                                                           ---------------------------------
                                                           CURRENT      DEFERRED      TOTAL
                                                           -------      --------      ------
        Federal.........................................   $    65       $   33       $   98
        State...........................................        39                        39
        Foreign.........................................       215                       215
                                                           -------       ------       ------
             Total......................................   $   319       $   33       $  352
                                                           =======       ======       ======

     In 1994, 1993 and 1992, the Company paid $2,718, $1,502 and $1,037, respectively, in income tax.

     Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at December 31, 1994 and 1993 follows:

                                                                       1994       1993
                                                                      -------    -------
        Deferred tax assets:
          Tax loss carry-forwards..................................   $ 2,540    $ 2,486
          Other....................................................       447        303
          Less valuation reserve...................................    (1,660)    (2,221)
                                                                      -------    -------
               Total deferred tax assets...........................     1,327        568
        Deferred tax liabilities:
          Discretionary tax reserve................................       980        569
          Unrealized currency gains................................       590        495
          Other....................................................                    9
                                                                      -------    -------
               Total deferred tax liabilities......................     1,570      1,073
                                                                      -------    -------
        Net deferred tax liabilities...............................   $  (243)   $  (505)
                                                                      =======    =======

     In 1994, the Company utilized $2,693 of preacquisition net operating loss carry-forwards, arising prior to the acquisition of ETS, on which it realized the tax benefit of $1,272 which reduced current income taxes payable. As required by SFAS No. 109, the benefit of such preacquisition net operating loss carry-forwards have been recognized as a reduction to the balance of cost in excess of net asset value of acquired businesses as shown in the consolidated balance sheet.

     At December 31, 1994, the Company has available approximately $6,200 in net operating loss carry-forwards. Substantially all of the losses are available indefinitely. Deferred tax assets of $2,540 resulting from net operating loss carry-forwards have been partially offset by a valuation allowance.

     At December 31, 1994, accumulated earnings in certain overseas subsidiaries and affiliates totaled $14,719 for which no provision for United States income taxes in excess of a foreign tax credit or foreign withholding taxes has been made. Management, however, believes that the amount of unrecognized deferred tax liability on these unremitted earnings would not be material.

     A reconciliation of the Company's effective income tax rate to the statutory federal income tax rate is as follows:

                                                                    1994     1993     1992
                                                                    ----     ----     ----
        Statutory rate...........................................   35.0%    35.0%    34.0%
        State taxes, net of federal tax benefit..................    0.7               2.6
        Difference in effective foreign tax rates................   10.1     (2.7)     2.4
        Other....................................................    1.0      (.4)    (2.5)
                                                                    ----     ----     ----
          Total..................................................   46.8%    31.9%    36.5%
                                                                    ====     ====     ====

8. CAPITAL STOCK

     On June 16, 1993, the Company reorganized its corporate structure through the formation of a holding company, Advance Ross Holding Corporation ("Holdco"), which has changed its name to Advance Ross Corporation. At the time of the reorganization, the common and preferred stock of the Company was converted into common and preferred stock of Holdco on a share-for-share basis. The par value of the common stock of Holdco is $.01 per share.

     The 1,000,000 shares of authorized preferred stock, $1 par value, may be issued in one or more series. The Board of Directors is authorized to determine, by resolution, the designations, preferences and relative participating, optional or other special rights and qualifications for each series provided, however, that each new class of preferred stock shall not be preferred or senior to the outstanding 5% cumulative preferred stock either as to dividends or as to assets upon distribution.

     On January 10, 1994, the Board of Directors declared a two-for-one common stock split. The split was in the form of a 100% stock dividend payable to holders of record as of January 24, 1994. All references in these financial statements to numbers of common shares, stock prices and earnings per share amounts have been restated to give retroactive effect to the stock split.

     The Company has issued a warrant to purchase, at any time before December 1, 1997, 240,000 shares of the Company's common stock, at a purchase price of $4.75 per share. The warrant was amended during 1992, increasing the number of shares from 200,000 to 240,000 and eliminating certain anti-dilution provisions. The number of shares of common stock issuable upon exercise of the warrant is subject to adjustment to prevent dilution in certain specific circumstances.

9. STOCK OPTIONS

     The Company has authorized the Advance Ross Corporation Stock Option Plans (the "Plans"). Under terms of the Plans, 650,000 shares of common stock are reserved for issuance at a price not less than the fair market value at the date of grant. Options have been granted to Company officers for 455,000 shares at prices of $5.00 to $20.25 per share, which were the fair market values at the dates of grant.

     During 1992, as part of the acquisition of ETS, the Company's Board of Directors approved the issuance to employees of ETS of stock options on 227,284 and 106,956 shares at prices of $8.1875 and $6.25 per share, respectively, of the Company's common stock. These stock options become exercisable at a rate of 20% per annum commencing on January 1, 1994. Additional options on 334,236 shares of the Company's common stock were issued at $6.25 per share as part of the acquisition of ETS. These stock options become exercisable at a rate of 20% per annum commencing on November 2, 1993. Under terms of an agreement with one of the parties to these options, the remaining 60% balance of his options became exercisable on December 31, 1994.

     Option activity in 1994 and 1993 is summarized as follows:

                                                  1994                          1993
                                       ---------------------------   --------------------------
                                       NUMBER OF                     NUMBER OF
                                        SHARES      OPTION PRICE      SHARES      OPTION PRICE
                                       ---------   ---------------   ---------   --------------
        Outstanding at beginning of
          year.......................  1,131,846   $5.00 -  9.50       918,476   $5.00 - 8.1875
          Granted....................      5,000           20.25       213,370    7.50 - 9.50
          Exercised..................    105,274    5.00 -  9.50
                                       ---------   ---------------   ---------   --------------
        Outstanding at end of year...  1,031,572   $5.00 - 20.25     1,131,846   $5.00 - 9.50
                                       =========   ===============   =========   ==============
        Exercisable at end of year...    688,326   $5.00 -  8.1875     291,848   $5.00 - 8.00
                                       =========   ===============   =========   ==============
        Available for future grant
          under the stock option
          plans......................    195,000                       200,000
                                       =========                     =========

10. OTHER INCOME (EXPENSE)

     The components of other income (expense) are as follows:

                                                             1994       1993       1992
                                                             -----      -----      -----
        Interest and dividends............................   $ 884      $ 543      $ 737
        Other -- net......................................    (483)      (132)       237
                                                             -----      -----      -----
          Total...........................................   $ 401      $ 411      $ 974
                                                             =====      =====      =====

11. COMMITMENTS AND CONTINGENCIES

     Washington State Department of Transportation v. Washington Natural Gas Company et al. (United States District Court Eastern District of Washington). The Company was one of three defendants in a lawsuit filed by the Washington State Department of Transportation ("WDOT"), claiming approximately $6,000 (allegedly incurred in cleaning up coal tar which WDOT encountered while building a highway in Tacoma, Washington in the mid-1980s) of joint and several liability against each of the defendants for violations of the Comprehensive Environmental Response Compensation and Liability Act 42 U.S.C. 9601. The claims against the Company were based upon the allegations that the Company owned or operated a coal gasification facility, directly or through corporate subsidiaries, in the relevant location during the period from 1910 through 1924. The lawsuit was tried in November 1992 and, in December 1992, judgment was entered in favor of the defendants and against the plaintiff, finding no liability on the part of the Company. That case has been appealed by WDOT and oral arguments were completed in April 1994. No rulings have been made to date with respect to the appeal.

     On May 10, 1994, WDOT filed a state court action against the same three defendants who were named in the United States District Court lawsuit referenced above, and a fourth defendant. This lawsuit is in the Superior Court for the County of Pierce, State of Washington. It is in most respects virtually identical to the federal lawsuit, but is based on state environmental statutes rather than federal law. As in the previous lawsuit, the claimed damages are for approximately $6,000 incurred in cleaning up coal tar from WDOT's highway right-of-way. On June 10, 1994, this lawsuit was stayed pending resolution of the federal lawsuit by the United States Court of Appeals for the Ninth Circuit.

     The Washington Department of Ecology ("DOE"), in December 1992, identified the Company as a potentially liable person ("PLP") for cleanup costs at the Tacoma Coal Gasification Site in Tacoma, Washington (the "Site"). This Site includes part of the property involved in the WDOT case described above, and is part of the much larger Commencement Bay Superfund site, at which the United States Environmental Protection Agency and DOE are now coordinating cleanup activities. A number of other PLPs have been identified and the DOE is in the process of conducting a limited site investigation, to implement interim source control measures and to remediate any contaminated sediments. Since the cleanup activities for the Site have not yet been determined, and since the Company's potential share, if any, of the cleanup costs is not known, the Company's potential liability cannot now be quantified. The Company has advised the DOE that it is not responsible for any of the alleged contamination and that its liability, if any, is de minimis, although it does plan to cooperate with the DOE at least in the limited site investigation stage.

     The Company and its subsidiaries lease office and operating facilities and various types of equipment under operating lease agreements. Most of the ETS space is rented on a short-term basis, usually less than five years.

     Total rental expense for all leases was $2,624, $2,128 and $621 for the years ended December 31, 1994, 1993 and 1992, respectively.

     At December 31, 1994, future minimum payments due under noncancelable operating leases having an initial or remaining term of one year or more consisted of the following:

        1995.................................................................   $  282
        1996.................................................................      368
        1997.................................................................      341
        1998.................................................................      262
        After 1998...........................................................      937
                                                                                ------
             Total...........................................................   $2,190
                                                                                ======

     At three ETS locations in Europe, rent is computed as a percentage of net revenue, as defined in the lease agreements; several other locations' rent is a base amount plus a percentage of revenue.

12. PENSION AND THRIFT SAVINGS PLANS

     The Company and its subsidiaries have a defined benefit pension plan covering substantially all of their United States employees. The benefits are based on years of service and the employee's compensation during the last five years of employment. The funding policy is to contribute such amounts as are necessary to provide for benefits attributed to service to date and those expected to be earned in the future. These contributed amounts are sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

     The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1994 and 1993:

                                                                       1994       1993
                                                                      -------    -------
        Actuarial present value of:
        Vested benefit obligation..................................   $ 1,770    $ 1,694
                                                                      =======    =======
        Accumulated benefit obligation.............................   $ 1,826    $ 1,726
                                                                      =======    =======
        Projected benefit obligation...............................   $(2,175)   $(2,122)
        Plan assets at fair value..................................     1,704      1,654
                                                                      -------    -------
        Projected benefit obligation greater than plan assets......      (471)      (468)
        Prior service cost not yet recognized in net pension
          expense..................................................         8         45
        Unrecognized transition amount.............................         1          1
        Unrecognized net loss......................................       375        411
        Adjustment required to recognize minimum liability.........       (35)       (61)
                                                                      -------    -------
        Pension liability..........................................   $  (122)   $   (72)
                                                                      =======    =======

     Net pension expense is composed of the following:

                                                                  1994     1993     1992
                                                                  -----    -----    -----
        Service cost for benefits earned during the year.......   $  61    $  70    $  81
        Interest cost on projected benefit obligations.........     150      139      121
        Actual investment return on plan assets................    (134)    (117)    (104)
        Net amortization and deferral..........................      13        9      (20)
                                                                  -----    -----    -----
        Net pension expense....................................   $  90    $ 101    $  78
                                                                  =====    =====    =====

     The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 8.00% at December 31, 1994 and 7.25% at December 31, 1993. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 5.00% at December 31, 1994 and 1993. The expected long-term rate of return on plan assets in 1994 and 1993 was 8.00%.

     Approximately 57% of the plan assets at December 31, 1994 is invested in a mutual fund of securities guaranteed as to payment of principal and interest by the United States government or its agencies or instrumentalities with the balance invested in the Aetna Life Insurance Company pooled investment funds.

     The Company has a Thrift Savings Plan with Aetna Life Insurance Company for the Company's United States based employees. The participating employees may make a basic contribution to the plan up to 6% of their base earnings and a voluntary contribution to the plan up to 10% of their base earnings. The Company makes a contribution equal to 125% of the employee's basic contribution. The Company's contribution vests 20%, 40%, 60%, 80% and 100% at the end of two, three, four, five and six years, respectively, of service. Total expense recorded by the Company was $82, $69 and $57 for the years ended December 31, 1994, 1993 and 1992, respectively.

13. SEGMENT AND GEOGRAPHIC DATA

     Prior to the acquisition of ETS, the Company operated in one industry segment: the design, manufacture, distribution and installation of pollution control equipment. The Company's operations now include a tax-free activities segment, which consists of the refunding of value-added taxes to tourists and the operation of two duty-free stores. Information relating to the tax-free activities segment has been included since November 2, 1992, the date of acquisition.

     Financial information relating to industry segments and classes of products or service follows:

                                                                     1994       1993       1992
                                                                    -------    -------    -------
Net sales and services to unaffiliated customers:
  Tax-free activities............................................   $56,917    $43,655    $ 6,012
  Pollution control equipment sales..............................     9,586      6,633      5,029
                                                                    -------    -------    -------
       Total.....................................................   $66,503    $50,288    $11,041
                                                                    =======    =======    =======
Income (loss) before income taxes and equity in profit of
  unconsolidated affiliates:
  Tax-free activities............................................   $14,646    $ 8,388    $   513
  Pollution control equipment....................................     3,033      1,181      1,419
  Corporate and other -- net.....................................    (3,633)    (2,730)      (968)
                                                                    -------    -------    -------
       Total.....................................................   $14,046    $ 6,839    $   964
                                                                    =======    =======    =======
Identifiable assets:
  Tax-free activities............................................   $31,054    $21,481    $22,301
  Pollution control equipment....................................     2,263      1,303      2,872
  Corporate and other............................................    30,803     28,277     24,987
                                                                    -------    -------    -------
       Total.....................................................   $64,120    $51,061    $50,160
                                                                    =======    =======    =======
Depreciation and amortization:
  Tax-free activities............................................   $   874    $ 1,314    $   202
  Pollution control equipment....................................        55        466         85
  Corporate and other............................................     1,061      1,011        348
                                                                    -------    -------    -------
       Total.....................................................   $ 1,990    $ 2,791    $   635
                                                                    =======    =======    =======
Capital expenditures:
  Tax-free activities............................................   $ 1,177    $   823    $   422
  Pollution control equipment....................................       169         57         23
  Corporate and other............................................       122         56          2
                                                                    -------    -------    -------
       Total.....................................................   $ 1,468    $   936    $   447
                                                                    =======    =======    =======

     Identifiable assets by industry segment are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, temporary investments and cost in excess of net asset value of acquired businesses -- net.

     Financial information relating to foreign and domestic operations and export sales follows:

                                                                     1994       1993       1992
                                                                    -------    -------    -------
Sales and services to unaffiliated customers:
  United States..................................................   $ 9,586    $ 6,633    $ 5,029
  Europe.........................................................    56,917     43,655      6,012
                                                                    -------    -------    -------
       Total.....................................................   $66,503    $50,288    $11,041
                                                                    =======    =======    =======
Export sales from United States to Canada........................   $   270    $   458    $ 1,156
                                                                    =======    =======    =======
Sales or transfers between geographic areas: None
Income (loss) before income taxes and equity in profit of
  unconsolidated affiliates:
  United States..................................................   $  (600)   $(1,549)   $   451
  Europe.........................................................    14,646      8,388        513
                                                                    -------    -------    -------
       Total.....................................................   $14,046    $ 6,839    $   964
                                                                    =======    =======    =======
Identifiable assets:
  United States..................................................   $33,066    $29,580    $27,859
  Europe.........................................................    31,054     21,481     22,301
                                                                    -------    -------    -------
       Total.....................................................   $64,120    $51,061    $50,160
                                                                    =======    =======    =======

                                     *****

                   ADVANCE ROSS CORPORATION AND SUBSIDIARIES

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

     Set forth below is a summary of the Company's unaudited quarterly results for each quarter during 1994 and 1993. In management's opinion, these results have been prepared on the same basis as the audited financial statements contained elsewhere herein and include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the information for the periods when read in conjunction with the financial statements and notes thereto. All per share data have been adjusted for the two-for-one stock split declared on January 10, 1994.

                                                                             1994
                                                      --------------------------------------------------
                                                                      THREE MONTHS ENDED
                                                      --------------------------------------------------
                                                      MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                      --------    -------    ------------    -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales and services.............................   $11,568     $15,838      $ 19,528        $19,569
Gross profit.......................................     3,073       4,952         8,441          6,738
Net income.........................................       219       1,518         3,986          2,623
Per share data:
  Net income:
     Primary.......................................       .05         .35           .91            .60
     Fully diluted.................................       .05         .34           .91            .60

                                                                             1993
                                                      --------------------------------------------------
                                                                      THREE MONTHS ENDED
                                                      --------------------------------------------------
                                                      MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                      --------    -------    ------------    -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales and services.............................   $ 8,377     $11,860      $ 15,833        $14,218
Gross profit.......................................     2,035       3,197         6,380          2,984
Net income (loss)..................................      (256 )     1,016         2,804          1,523
Per share data:
  Net income (loss):
     Primary.......................................      (.08 )       .28           .72            .38
     Fully diluted.................................      (.08 )       .28           .72            .36

                   ADVANCE ROSS CORPORATION AND SUBSIDIARIES
             SCHEDULE II -- CONSOLIDATED SCHEDULE OF VALUATION AND
                              QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                              BALANCE AT                               DEDUCTIONS     BALANCE AT
                                              BEGINNING     CHARGED TO    ADDITIONS     ACCOUNTS        END OF
                DESCRIPTION                   OF PERIOD      EXPENSE        OTHER      WRITTEN OFF      PERIOD
-------------------------------------------   ----------    ----------    ---------    -----------    ----------
YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful accounts..........     $1,289         $590         $ 259         $ 325         $1,813
  Allowance for real estate held for
     sale..................................        400                                      400(B)
                                              --------      -------       -------      --------       --------
                                                $1,689         $590         $ 259         $ 725         $1,813
                                              ========      =======       =======      ========       ========
YEAR ENDED DECEMBER 31, 1993:
  Allowance for doubtful accounts..........     $  951         $492         $ (96)        $  58         $1,289
  Allowance for real estate held for
     sale..................................        400                                                     400
                                              --------      -------       -------      --------       --------
                                                $1,351         $492         $ (96)        $  58         $1,689
                                              ========      =======       =======      ========       ========
YEAR ENDED DECEMBER 31, 1992:
  Allowance for doubtful accounts..........                    $ 96         $ 903(A)      $  48         $  951
  Allowance for real estate held for
     sale..................................     $  400                                                     400
                                              --------      -------       -------      --------       --------
                                                $  400         $ 96         $ 903         $  48         $1,351
                                              ========      =======       =======      ========       ========

-------------------------
Note:

(A) Balance on the books of acquired company at the date of acquisition.

(B) Real estate was sold during the year.

ITEM 21. SUBSIDIARIES OF THE COMPANY.

     The parent company and Registrant is Advance Ross Corporation, incorporated in Delaware. Subsidiaries and minority investment of the Registrant at December 31, 1994 are:

                                                                   STATE OR          PERCENT OF
                                                                  COUNTRY OF           VOTING
                                                                 INCORPORATION    SECURITIES OWNED
                                                                   ---------------   ----------------
Subsidiaries:
  Advance Ross Intermediate Corporation......................   Delaware                 100%
  U.S. Tax Refund Service, Ltd. .............................   Illinois                 100
  Advance Ross Sub Company...................................   Delaware                 100
  Advance Ross Electronics Corporation.......................   Illinois                 100
  Advance Ross Steel Company.................................   Texas                    100
  Uintah Basin, Inc..........................................   Delaware                 100
     Investment in minority-owned company:
       Uintah Basin Limited Partnership......................   Delaware                  25
  Europe Tax-free Shopping, Ltd. ............................   Delaware                 100
  Oaken Limited..............................................   Ireland                  100
  European Data Processing Ltd. .............................   Ireland                   50
  Europe Tax-free Shopping AB................................   Sweden                   100
  Sweden Tax-free Shopping AB................................   Sweden                   100
  Europe Tax-free Shopping KB................................   Sweden                   100
  Europe Tax-free Perfume AB.................................   Sweden                   100
  Norway Tax-free Shopping A/S...............................   Norway                   100
  Europe Tax-free Shopping Finland OY........................   Finland                  100
  Europe Tax-free Shopping A/S...............................   Denmark                  100
  John Hall Trading GmbH.....................................   Germany                  100
  Tax-free Shopping International ISI AB.....................   Sweden                   100
  Europe Tax-free Shopping Service AB........................   Sweden                   100
  Europe Tax-free Shopping Canada, Inc.......................   Canada                   100
  Europe Tax-free Shopping Slovenia..........................   Slovenia                 100
  Europe Tax-free Shopping Hungary...........................   Hungary                  100
  Europe Tax-free Shopping Latvia............................   Latvia                   100
  Europe Tax-free Shopping Estonia...........................   Lithuania                100
  Europe Tax-free Shopping Souvenir AB.......................   Sweden                   100
  Europe Tax-free Shopping Russia............................   Russia                   100
  Europe Tax-free Shopping Poland............................   Poland                   100
  Europe Tax-free Shopping Investment Ltd. ..................   United Kingdom           100
  Fexco Tax-free Shopping Ltd. ..............................   United Kingdom            50
  Centralbusy Ltd. ..........................................   United Kingdom            50
  Europe Tax-free Shopping UK Ltd. ..........................   United Kingdom            50
  London Tax-free Shopping Ltd. .............................   United Kingdom            50
  Tourist Tax-free Shopping Ltd. ............................   United Kingdom            50
  Transfer Services Ltd. ....................................   United Kingdom            50
  London Tax-free Ltd. ......................................   United Kingdom            50
  UK Tax-free Shopping Ltd. .................................   United Kingdom            50
  Europe Tax-free Shopping Deutschland GmbH..................   Germany                  100
  Europe Tax-free Shopping ETS Deutschland GmbH..............   Germany                  100
  Heimig GmbH & Co. KG.......................................   Germany                  100
  Heimig GmbH................................................   Germany                  100
  Luxembourg Tax-free Shopping S.A. .........................   Luxembourg               100
  Austria Tax-free Shopping Ges GmbH.........................   Austria                  100
  International Shopping Guide Verlags GmbH..................   Germany                  100

                                                                   STATE OR          PERCENT OF
                                                                  COUNTRY OF           VOTING
                                                                 INCORPORATION    SECURITIES OWNED
                                                                ---------------   ----------------
  Europe Tax-free Shopping Holland BV........................   Netherlands              100
  Europe Tax-free Shopping Portugal Ltda. ...................   Portugal                 100
  Europe Tax-free Shopping Denmark A/S.......................   Denmark                  100
  Europe Tax-free Shopping Belgium N.V.......................   Belgium                  100
  Europe Tax-free Shopping France S.A........................   France                    50
  Ventex S.A.R.L. ...........................................   France                    50
  Europe Tax-free Shopping Spain S.A.........................   Spain                    100
  Italy Tax-free Shopping S.R.L..............................   Italy                     90
  Europe Tax-free Shopping Greece S.A........................   Greece                    60

     The operations of European Data Processing Ltd., Fexco Tax-free Shopping Ltd., Europe Tax-free Shopping France S.A., Uintah Basin Limited Partnership and their respective subsidiaries are accounted for by the Registrant on the equity basis.

                            ADVANCE ROSS CORPORATION

                               INDEX TO EXHIBITS
           ATTACHED TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994

Copy of Amendment No. 3 to Employment Agreement with Harve A. Ferrill, dated March
  14, 1994..........................................................................  Page 45
Copy of Letter Agreement by and between William W. Staudt, dated December 31, 1994, amending certain terms of the Stock Option Agreement by and between Advance Ross
  Corporation and William W. Staudt, dated November 2, 1992.........................  Page 50
Copy of Employment Agreement with Randy M. Joseph, dated November 7, 1994...........  Page 64
Copy of statement re computation of per share earnings..............................  Page 67
Independent Auditor's Consent.......................................................  Page 68