Form 10-Q
period 1995-03-31
ADVANCE ROSS CORP
filed 1995-05-11
CIK 2457

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

            FOR THE QUARTER ENDED                            COMMISSION FILE
                MARCH 31, 1995                                NUMBER 0-21822

                            ADVANCE ROSS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     36-3878407
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

233 SOUTH WACKER DRIVE, SUITE 9700, CHICAGO, IL                 60606-6502
   (Address of principal executive office)                      (Zip Code)

       Registrant's telephone number including area code: (312) 382-1100

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

     THE REGISTRANT HAS 3,483,152 SHARES OF COMMON STOCK OUTSTANDING AT MARCH 31, 1995.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                   ADVANCE ROSS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                MARCH 31,     DECEMBER 31,
                                                                                  1995            1994
                                                                               (UNAUDITED)      (NOTE 4)
                                                                               -----------    ------------
                                                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................................    $ 17,329        $ 13,539
  Accounts receivable, less allowances:
    1995 -- $1,834; 1994 -- $1,813..........................................      18,932          22,871
  Inventory.................................................................       1,033           1,117
  Prepaid expenses..........................................................       1,390             975
  Other current assets......................................................       5,139           4,398
                                                                                --------        --------
      Total current assets..................................................      43,823          42,900
COST IN EXCESS OF NET ASSET VALUE OF ACQUIRED BUSINESSES -- Net of
  amortization:
    1995 -- $2,470; 1994 -- $2,169..........................................      15,967          15,793
LICENSE AND TRADEMARKS -- Net of amortization:
    1995 -- $296; 1994 -- $263..............................................         336             364
                                                                                --------        --------
      Total intangibles.....................................................      16,303          16,157
OTHER ASSETS................................................................       3,406           3,067
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................................          84              84
  Building and improvements.................................................         351             351
  Machinery and equipment...................................................       5,645           5,057
                                                                                --------        --------
      Total property, plant and equipment...................................       6,080           5,492
  Less allowance for depreciation and amortization..........................       3,857           3,496
                                                                                --------        --------
      Property, plant and equipment -- net..................................       2,223           1,996
                                                                                --------        --------
TOTAL ASSETS................................................................    $ 65,755        $ 64,120
                                                                                ========        ========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................................     $ 1,808        $  1,677
  Accounts payable..........................................................       2,630           2,715
  Accrued compensation......................................................       2,444           4,649
  Income taxes payable......................................................       3,908           3,949
  Other current liabilities.................................................      10,822           9,512
                                                                                --------        --------
      Total current liabilities.............................................      21,612          22,502
LONG-TERM DEBT..............................................................       7,232           6,707
OTHER LIABILITIES...........................................................       2,098           1,380
SHAREHOLDERS' EQUITY:
  Capital stock:
    Preferred stock, $1 par value per share; authorized 1,000,000 shares;
     issued, none
    5% cumulative preferred stock, $25 par value per share; callable at
     $27.50 per share plus accumulated dividends; authorized, 200,000 shares; issued 20,247 shares, including 1,277 shares and 1,273 shares
     held in treasury in 1995 and 1994, respectively........................         506             506
    Common stock, $.01 par value per share; authorized, 12,000,000 shares;
     issued, 3,784,254 shares, including 301,102 shares and 336,734 shares
     held in treasury in 1995 and 1994, respectively........................          38              38
  Capital in excess of par value............................................       3,675           3,547
  Retained earnings.........................................................      34,748          34,310
  Treasury stock, at cost...................................................      (1,623)         (1,654)
  Foreign currency translation adjustment...................................      (2,531)         (3,216)
                                                                                --------        --------
      Total shareholders' equity............................................      34,813          33,531
                                                                                --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................     $65,755        $ 64,120
                                                                                ========        ========

           See notes to condensed consolidated financial statements.

                   ADVANCE ROSS CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          FOR THE THREE MONTHS
                                                                             ENDED MARCH 31
                                                                          --------------------
                                                                           1995         1994
                                                                          -------      -------
                                                                              (UNAUDITED)
NET SALES AND SERVICES.................................................   $13,951      $11,568
COSTS OF PRODUCTS AND SERVICES.........................................    10,729        8,495
                                                                          -------      -------
  Gross profit.........................................................     3,222        3,073
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...........................     1,542        1,454
                                                                          -------      -------
  Operating income.....................................................     1,680        1,619
AMORTIZATION OF COST IN EXCESS OF NET ASSET VALUE OF ACQUIRED
  BUSINESS.............................................................      (237)        (233)
INTEREST INCOME........................................................       324          180
INTEREST EXPENSE.......................................................      (394)        (428)
OTHER INCOME (EXPENSE) -- Net..........................................        50         (246)
                                                                          -------      -------
INCOME BEFORE INCOME TAXES AND EQUITY IN PROFIT OF UNCONSOLIDATED
  AFFILIATES...........................................................     1,423          892
PROVISION FOR INCOME TAXES.............................................     1,227          787
                                                                          -------      -------
INCOME BEFORE EQUITY IN PROFIT OF UNCONSOLIDATED AFFILIATES............       196          105
EQUITY IN PROFIT OF UNCONSOLIDATED AFFILIATES..........................       248          114
                                                                          -------      -------
NET INCOME.............................................................   $   444      $   219
                                                                          =======      =======
EARNINGS PER COMMON SHARE:
  Primary..............................................................     $0.10        $0.05
  Fully diluted........................................................     $0.10        $0.05
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Primary..............................................................     4,305        4,219
                                                                          =======      =======
  Fully diluted........................................................     4,344        4,230
                                                                          =======      =======

           See notes to condensed consolidated financial statements.

                   ADVANCE ROSS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31
                                                                         ---------------------
                                                                          1995          1994
                                                                         -------       -------
                                                                              (UNAUDITED)
OPERATING ACTIVITIES:
  Net income..........................................................   $   444       $   219
  Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization....................................       523           475
     Provision for deferred income taxes..............................       167            --
     Equity in profit of unconsolidated affiliates....................      (248)         (114)
     Loss on sale of equipment........................................        --            25
     Changes in operating assets and liabilities:
       Decrease in accounts receivable................................     4,118           841
       Decrease in inventory..........................................        93           144
       (Increase) decrease in prepaid expenses........................      (408)           60
       (Increase) decrease in other assets............................      (728)          153
       Increase (decrease) in accounts payable........................      (105)          616
       (Decrease) in accrued compensation.............................    (2,231)         (302)
       (Decrease) in income taxes payable.............................       (69)           (5)
       Increase in other liabilities..................................     1,434         2,232
                                                                         -------       -------
          Net cash flows from operating activities....................     2,990         4,344
                                                                         -------       -------
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment...........................      (447)         (452)
  Investment in unconsolidated affiliate..............................        --          (227)
                                                                         -------       -------
          Net cash flows from investing activities....................      (447)         (679)
                                                                         -------       -------
FINANCING ACTIVITIES:
  Decrease in short-term borrowings -- net............................        --        (1,476)
  Decrease in long-term debt..........................................        --        (2,659)
  Purchase of treasury stock..........................................      (226)          (16)
  Proceeds from exercise of stock options.............................       382           604
  Dividends paid......................................................        (6)           (6)
                                                                         -------       -------
          Net cash flows from financing activities....................       150        (3,553)
                                                                         -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..........     1,097           (16)
                                                                         -------       -------
INCREASE IN CASH AND CASH EQUIVALENTS.................................     3,790            96
CASH AND CASH EQUIVALENTS -- Beginning of year........................    13,539        10,142
                                                                         -------       -------
CASH AND CASH EQUIVALENTS -- End of period............................   $17,329       $10,238
                                                                         =======       =======

            See notes to condensed consolidated financial statements

                            ADVANCE ROSS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1.

     The accompanying condensed consolidated financial statements, which are for an interim period, do not include all disclosures provided in annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Company's Form 10-K for the year ended December 31, 1994.

NOTE 2.

     The accompanying condensed consolidated financial statements are subject to year-end adjustments. The financial statements reflect all adjustments consisting of normal, recurring accruals which are, in the opinion of management, necessary for a fair statement of the results for the interim period.

NOTE 3.

     The Company's pollution control equipment business records revenue under the percentage of completion method based on the relationship of costs incurred to total estimated costs at completion. The cumulative gross profit recognized on contracts is adjusted for differences between actual and estimated costs at completion.

NOTE 4.

     The balance sheet at December 31, 1994, has been derived from the audited consolidated financial statements at that date.

NOTE 5.

     Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

NOTE 6.

     Supplementary Information -- Net Sales and Services and Operating Income of Principal Business Segments.

                                                  THREE MONTHS ENDED          THREE MONTHS ENDED
                                                    MARCH 31, 1995              MARCH 31, 1994
                                                -----------------------     -----------------------
                                                NET SALES                   NET SALES
                                                   AND        OPERATING        AND        OPERATING
                                                SERVICES       INCOME       SERVICES       INCOME
                                                ---------     ---------     ---------     ---------
        Tax-free activities..................    $11,978       $ 2,130       $10,408       $ 2,095
        Pollution control equipment..........      1,973           217         1,160            96
                                                ---------     ---------     ---------     ---------
               TOTAL.........................    $13,951       $ 2,347       $11,568       $ 2,191
                                                 =======       =======       =======       =======

NOTE 7.

     The investments in Fexco Tax-free Shopping Ltd., European Data Processing Ltd., Europe Tax-free Shopping France S.A. and Uintah Basin Limited Partnership are accounted for under the equity method.

Summary financial information for the unconsolidated affiliates accounted for under the equity method is as follows:

                                                                      UNCONSOLIDATED
                                                                        AFFILIATES
                                                                         MARCH 31
                                                                  -----------------------
                                                                   1995            1994
                                                                  -------         -------
        Current assets.........................................   $16,014         $14,995
        Noncurrent assets......................................     3,309           3,276
        Current liabilities....................................    11,811          15,110
        Noncurrent liabilities.................................     2,258             193
        Stockholders' equity...................................     5,254           2,968
        Revenues (Three Months)................................     3,414           2,117
        Net income (Three Months)..............................       542             328

NOTE 8.

     Washington State Department of Transportation v. Washington Natural Gas Company et al. (United States District Court Eastern District of Washington). The Company was one of three defendants in a lawsuit filed by the Washington State Department of Transportation ("WDOT") claiming approximately $6 million (allegedly incurred in cleaning up coal tar which WDOT encountered while building a highway in Tacoma, Washington, in the mid-1980s) of joint and several liability against each of the defendants for violations of the Comprehensive Environmental Response Compensation and Liability Act 42 U.S.C. 9601. The claims against the Company were based upon the allegations that the Company owned or operated a coal gasification facility, directly or through corporate subsidiaries, in the relevant location during the period from 1910 through 1924. The lawsuit was tried in November 1992 and, in December 1992, judgment was entered in favor of the defendants and against the plaintiff, finding no liability on the part of the Company. WDOT appealed the judgment and in April 1995, the Court of Appeals for the Ninth Circuit unanimously affirmed the lower court's judgment in favor of the Company. WDOT has filed a motion to have the Court of Appeals reconsider its opinion; this motion is presently pending.

     On May 10, 1994, WDOT filed a state court action against the same three defendants who were named in the United States District Court lawsuit referenced above, and a fourth defendant. This lawsuit is in the Superior Court of the County of Pierce, State of Washington. It is in most respects virtually identical to the federal lawsuit, but is based on state environmental statutes rather than federal law. As in the previous lawsuit, the claimed damages are for approximately $6 million incurred in cleaning up coal tar from WDOT's highway right-of-way. On June 10, 1994, this lawsuit was stayed pending resolution of the federal lawsuit by the United States Court of Appeals for the Ninth Circuit.

     The Washington Department of Ecology ("DOE"), in December 1992, identified the Company as a potentially liable person ("PLP") for cleanup costs at the Tacoma Coal Gasification Site in Tacoma, Washington ("Site"). This Site includes part of the property involved in the WDOT case described above, and is part of the much larger Commencement Bay Superfund site, at which the United States Environmental Protection Agency and DOE are now coordinating cleanup activities. A number of other PLPs have been identified, and the DOE is in the process of conducting a site investigation to implement interim source control measures and to remediate any contaminated sediments. Since the cleanup activities for the Site have not yet been determined, and since the Company's potential share, if any, of the cleanup costs is not known, the Company's potential liability cannot now be quantified. The Company has advised the DOE that it is not responsible for any of the alleged contamination and that its liability, if any, is de minimis, although it does plan to cooperate with the DOE at least in the site investigation stage.

     The Company and others have been informed by the Washington Natural Gas Company ("WNG") that WNG is contemplating voluntarily cleaning up a site in Everett, Washington which was once a coal gasification facility allegedly owned or operated at various times by WNG, the Company (directly or through corporate subsidiaries) and others. No formal claim has been made on the Company, but it is expected that WNG will formally ask the Company and others to participate financially in the clean up.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

     Comparison of Three Months Ended March 31, 1995, with Three Months Ended March 31, 1994. (In thousands, except per share amounts)

     Net sales and services for the three months ended March 31, 1995, increased by $2,383, or 20.6%, to $13,951 compared to $11,568 for the three months ended March 31, 1994, due to increases in both tax-free activities and pollution control products sales. Approximately 86% and 90% of the revenues for the respective periods were the result of the operations of the Company's wholly-owned subsidiary, Europe Tax-free Shopping, Ltd. ("ETS").

     Gross profit for the three months ended March 31, 1995, increased by $149, or 4.8%, to $3,222 from $3,073 for the three months ended March 31, 1994, due to the higher level of sales offset partly by a decline in gross margin. Gross margin for the 1995 period decreased to 23.1% from 26.6% in the comparable 1994 period. Gross margin declined primarily as the result of increased business development activities in new tax-free markets, including Switzerland, Hungary, Slovenia and Turkey; increased marketing activities in Italy and Spain; costs incurred for printing additional promotion material; and expenses associated with developing the Company's biofiltration equipment operation.

     Operating income for the three months ended March 31, 1995, increased by $61, or 3.8%, to $1,680 from $1,619 in the comparable 1994 period due to higher sales offset partly by the lower gross margin. Operating margin decreased to 12.0% from 14.0%. Although selling, general and administrative expenses in the 1995 period increased by $88 from 1994, these expenses declined to 11.1% of sales in 1995 compared to 12.6% for the 1994 period.

     Interest expense in the first quarter of 1995 declined by $34 due primarily to the lower level of debt outstanding. Interest income increase by $144 due to the increased level of cash and cash equivalents.

     Other income (expense) -- net increased by $296 due primarily to the favorable impact in ETS of foreign currencies.

     The Company's effective tax rate for the three months ended March 31, 1995, decreased to 86.2% from 88.2% in the comparable 1994 period. The provision for income taxes exceeds the Federal income tax rate of 35.0% primarily because income taxes are currently payable in certain high tax-rate European countries, such as Germany and Italy, which have a significant portion of the Company's taxable income, that cannot be offset by losses incurred in other European countries or the United States.

     The $134 increase in equity in profit of unconsolidated affiliates results primarily from increased sales and profits of the 50%-owned joint ventures in England and France.

     Consolidated net income was $444 for the three months ended March 31, 1995, compared to $219 for the 1994 period. Both primary and fully diluted earnings per common share were $.10 in the three months ended March 31, 1995, compared to $.05 for each in the 1994 period. The Company's results for the first three months of 1995 and 1994 were affected by the amortization of goodwill related to the acquisition of ETS of $237 ($.05 per fully diluted share) and $233 ($.06 per fully diluted share), respectively.

FINANCIAL POSITION

     At March 31, 1995, the Company had cash and cash equivalents totaling $17,329 and long-term debt, resulting from the acquisition of ETS, of $7,232 compared to $13,539 and $6,707, respectively, at December 31, 1994. Long-term debt increased as a result of currency fluctuations relative to the dollar. The Company's working capital at March 31, 1995, was $22,211.

     Capital expenditures for 1995 and 1996 will be financed primarily by funds from operations. If any acquisitions are completed, additional financing may be required.

     ETS's business is closely tied to the "tourist season" in Europe and is, accordingly, highly seasonal. The months of January, February, March, April and December are the least active for ETS. From May, the start of the traditional tourist season in Europe, ETS has historically operated at a generally accelerating rate of profit, peaking in about August and September and then declining in October and November. ETS borrows funds on a short-term basis to finance working capital requirements during these peak months of tourist travel. As of March 31, 1995, and December 31, 1994, the Company had no amounts outstanding under any such short-term facilities.

     Inflation affects the Company's revenues, costs of operation and interest received from short-term investments. Revenues are affected as the amount of value-added tax ("VAT") varies with sales prices and as prices on products sold are increased to maintain gross margins.

TAX-FREE ACTIVITIES

     The Company's tax-free activities include the operation of ETS's VAT refund business and two duty-free perfume and cosmetics stores at Landvetter Airport, outside Gothenburg, Sweden. For the three months ended March 31, 1995, ETS had sales of $11,978, an increase of 15.1% over sales of $10,408 for the comparable 1994 period, and operating income of $2,130, an increase of 1.7% from $2,095 in the 1994 period. Net sales of ETS increased in 1995 over the comparable period in 1994 as a result of ETS's expanding business activity in many of the countries it serves, especially Italy and Germany, plus continued growth in Spain. The increase in operating income in the three-month period ended March 31, 1995, over the comparable period in 1994 is primarily the result of increased sales offset partly by higher expenses for development activities in new countries and increased marketing expenses as discussed above.

     Fluctuations in the dollar versus the Swedish krona, German deutsche mark and other European currencies can affect the financial results of ETS. For example, a strong (weak) dollar versus the Swedish krona and German deutsche mark will reduce (increase) the dollar value of reported operating results of ETS. Counter to this impact, (i) a strong (weak) dollar will generally lead to more (less) purchases by dollar-oriented travelers in Europe, and (ii) the debt used to acquire ETS is denominated in Swedish kronor and German deutsche marks. The ideal economic operating environment for ETS is a politically and economically stable world with strong economic growth outside Western Europe and relatively weak European currencies.

     Austria, Finland and Sweden joined the European Union ("EU") effective January 1, 1995. Norway voted against EU membership. The decision by these three countries will adversely affect sales in 1995. ETS will be adversely affected since EU resident travelers to these countries and travelers from these three countries who shop in EU countries will no longer be entitled to VAT refunds. Management estimates that such sales represented approximately 9% of ETS's sales in the year ended December 31, 1994. It is expected, however, that the Company's expansion efforts, both to countries served by ETS and by greater activity with non-affected tourists will, at least in part, offset this prospective effect.

POLLUTION CONTROL PRODUCTS

     For the three months ended March 31, 1995, the Company's PPC Industries unit had sales of $1,973, an increase of 70.1% over sales of $1,160 for the 1994 period, and operating income of $217, an increase of 126.0% from $96 in the 1994 period. Net sales of PPC Industries increased in 1995 over the comparable period in the prior year as the result of an increase in demand for precipitators, primarily from the wood products industry. The increase in operating income in the three-month period ended March 31, 1995, over the comparable period in 1994 is primarily the result of increased sales and gross profit from the sale of pollution control equipment offset partly by start-up costs associated with development of the Company's biofiltration equipment business.

     At March 31, 1995, PPC's backlog was $4.1 million. Management anticipates that almost all of the backlog will be delivered in 1995.

     This segment has historically experienced fluctuations in its quarterly results arising from the timing of the completion of contracts.

                           PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K --

     (a) Exhibits --

          11. Computation of per share earnings

     (b) Reports on Form 8-K -- None

                                   *  *  *  *

     Unless otherwise indicated as used in this report, the "Company" and "Advance Ross" refer to Advance Ross Corporation, its predecessors and subsidiaries.

                                   *  *  *  *

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ADVANCE ROSS CORPORATION
                                          --------------------------------------
                                                       (Registrant)

                                                     /s/ R. M. JOSEPH
                                          --------------------------------------
                                                       R. M. Joseph
                                             Vice President, Chief Financial
                                                  Officer and Treasurer
                                           Chief Financial & Accounting Officer
                                                     Authorized Agent

May 11, 1995