Form 10-Q
period 1995-06-30
ADVANCE ROSS CORP
filed 1995-08-15
CIK 2457

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



        FOR THE QUARTER ENDED JUNE 30, 1995       Commission File No. 0-21822



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


Yes  X   No ____


The registrant has 3,532,337 shares of common stock outstanding at June 30.
1995.

ADVANCE ROSS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)


                                                            June 30,       December 31,
                                                             1995             1994
                                                          (Unaudited)       (Note 4)
                                                          ----------       ------------
                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                               $17,295           $13,539
     Accounts receivable, less allowances:
        1995 - $1,889; 1994 - $1,813                         22,073            22,871
     Inventory                                                1,239             1,117
     Prepaid expenses                                           924               975
     Other current assets                                     4,564             4,398
                                                            -------           -------
              Total current assets                           46,095            42,900

COST IN EXCESS OF NET ASSET VALUE OF
    ACQUIRED BUSINESSES - Net of amortization:
     1995 - $2,729; 1994 - $2,169                            15,925            15,793

LICENSE AND TRADEMARKS - Net of amortization:
     1995 - $326; 1994 - $263                                   307               364
                                                            -------           -------
              Total intangibles                              16,232            16,157

OTHER ASSETS                                                  3,653             3,067

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                        84                84
     Building and improvements                                  457               351
     Machinery and equipment                                  6,303             5,057
                                                            -------           -------
               Total property, plant and equipment            6,844             5,492
     Less allowance for depreciation and amortization         4,113             3,496
                                                            -------           -------
               Property, plant and equipment -  net           2,731             1,996
                                                            -------           -------
TOTAL ASSETS                                                $68,711           $64,120
                                                            =======           =======




See notes to condensed consolidated financial statements.

ADVANCE ROSS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In Thousands, Except Share Data)


                                                                     June 30,        December 31,
                                                                      1995              1994
                                                                   (Unaudited)        (Note 4)
                                                                   -----------       ------------
       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                               $1,813            $1,677
     Accounts payable                                                 3,248             2,715
     Accrued compensation                                             1,688             4,649
     Income taxes payable                                             4,493             3,949
     Other current liabilities                                       10,700             9,512
                                                                     ------            ------
               Total current liabilities                             21,942            22,502

LONG-TERM DEBT                                                        7,253             6,707

OTHER LIABILITIES                                                     2,250             1,380

SHAREHOLDERS' EQUITY:
     Capital stock:
       Preferred stock, $1 par value per share;
         authorized 1,000,000 shares; issued, none
       5% cumulative preferred stock, $25 par value per share;
         callable at $27.50 per share plus accumulated dividends;
         authorized, 200,000 shares; issued, 20,247 shares,
         including 1,472 shares and 1,273 shares held in treasury
         in 1995 and 1994, respectively                                 506               506
       Common stock, $.01  par value per share;
         authorized, 12,000,000 shares; issued, 3,784,254
         shares, including 251,917 shares and 336,734
         shares held in treasury in 1995 and 1994, respectively          38                38
     Capital in excess of par value                                   3,998             3,547
     Retained earnings                                               36,581            34,310
     Treasury stock, at cost                                         (1,719)           (1,654)
     Foreign currency translation adjustment                         (2,138)           (3,216)
                                                                     ------            ------
               Total shareholders' equity                            37,266            33,531
                                                                     ------            ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $68,711           $64,120
                                                                    =======           =======




See notes to condensed consolidated financial statements.

ADVANCE ROSS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)


                                                               For the Three Months                 For the Six Months
                                                                  Ended June 30                       Ended June 30
                                                           ---------------------------           -----------------------
                                                                   (Unaudited)                         (Unaudited)

                                                           1995                   1994           1995              1994
                                                           ----                   ----           ----              ----
NET SALES AND SERVICES                                   $18,330                $15,838         $32,281           $27,406

COSTS OF PRODUCTS AND SERVICES                            13,018                 10,886          23,747            19,381
                                                         -------                -------         -------           -------
        Gross profit                                       5,312                  4,952           8,534             8,025

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               1,823                  1,746           3,365             3,200
                                                         -------                -------         -------           -------
        Operating income                                   3,489                  3,206           5,169             4,825

AMORTIZATION OF COST IN EXCESS OF NET ASSET
      VALUE OF ACQUIRED BUSINESS                            (245)                  (231)           (482)             (464)
INTEREST INCOME                                              231                    122             555               302
INTEREST EXPENSE                                            (225)                  (277)           (619)             (705)
OTHER INCOME (EXPENSE) - Net                                (370)                    25            (320)             (221)
                                                         -------                -------         -------           -------
INCOME BEFORE INCOME TAXES AND EQUITY IN PROFIT
      (LOSS) OF UNCONSOLIDATED AFFILIATES                  2,880                  2,845           4,303             3,737

PROVISION FOR INCOME TAXES                                 1,289                  1,283           2,516             2,070
                                                         -------                -------         -------           -------

INCOME BEFORE EQUITY IN PROFIT (LOSS) OF
      UNCONSOLIDATED AFFILIATES                            1,591                  1,562           1,787             1,667

EQUITY IN PROFIT (LOSS) OF UNCONSOLIDATED AFFILIATES         248                    (44)            496                70
                                                         -------                -------         -------           -------
NET INCOME                                                $1,839                 $1,518          $2,283            $1,737
                                                         =======                =======         =======           =======

EARNINGS PER COMMON SHARE:

        Primary                                            $0.42                  $0.35           $0.53             $0.40
                                                         =======                =======         =======           =======
        Fully diluted                                      $0.42                  $0.34           $0.52             $0.39
                                                         =======                =======         =======           =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

        Primary                                            4,370                  4,345           4,308             4,280
                                                         =======                =======         =======           =======
        Fully diluted                                      4,406                  4,428           4,374             4,396
                                                         =======                =======         =======           =======


See notes to condensed consolidated financial statements.

ADVANCE ROSS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)


                                                                          For the Six Months
                                                                            Ended June 30
                                                                    ----------------------------
                                                                             (Unaudited)

                                                                    1995                    1994
                                                                    ----                    ----
OPERATING ACTIVITIES:
     Net income                                                    $2,283                  $1,737
     Adjustments to reconcile net income to net cash
       flows from operating activities:
       Depreciation and amortization                                1,115                     932
       Provision for deferred income taxes                            215
       Equity in profit of unconsolidated affiliates                 (496)                    (70)
       Loss on sale of equipment                                                               27
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                 1,284                    (467)
         (Increase) in inventory                                      (95)                    (63)
         Decrease in prepaid expenses                                  68                     123
         (Increase) decrease in other current assets                  226                  (1,042)
         Increase (decrease) in accounts payable                      473                    (341)
         Increase (decrease) in accrued compensation               (3,019)                     58
         Increase in income taxes payable                             458                     476
         Increase in other current liabilities                      1,187                   3,157
                                                                  -------                  ------
               Net cash flows from operating activities             3,699                   4,527
                                                                  -------                  ------
INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                     (1,273)                   (641)
     Investment in unconsolidated affiliates                         (135)                     (4)
                                                                  -------                  ------
               Net cash flows from investing activities            (1,408)                   (645)
                                                                  -------                  ------
FINANCING ACTIVITIES:
     Decrease in short-term borrowings - net                                               (4,390)
     Decrease in long-term debt                                                            (1,405)
     Purchase of treasury stock                                      (229)                    (16)
     Proceeds from exercise of stock options                          285                     701
     Dividends paid                                                   (12)                    (12)
                                                                  -------                  ------
               Net cash flows from financing activities                44                  (5,122)
                                                                  -------                  ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                           1,421                      60
                                                                  -------                  ------
INCREASE (DECREASE) IN  CASH AND CASH EQUIVALENTS                   3,756                  (1,180)

CASH AND CASH EQUIVALENTS - Beginning of year                      13,539                  10,142
                                                                  -------                  ------
CASH AND CASH EQUIVALENTS - End of period                         $17,295                  $8,962
                                                                  =======                  ======

See notes to condensed consolidated financial statements

                            ADVANCE ROSS CORPORATION


Notes to condensed consolidated financial statements: (In thousands, except per share amounts)

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

6. Supplementary Information - Net Sales and Services and Segment Operating Profit of Principal Business Segments.

                                              Three Months Ended                Three  Months Ended
                                                  June 30, 1995                    June 30, 1994
                                                  -------------                    -------------

                                           Net Sales         Segment          Net Sales          Segment
                                              and           Operating           and              Operating
                                            Services          Profit          Services            Profit
                                            --------          ------          --------            ------
         Tax-free activities                $15,831            $3,260         $13,483            $3,331
         Pollution control equipment          2,499               931           2,355               863
                                            -------            ------         -------            ------
         TOTAL                              $18,330            $4,191         $15,838            $4,194
                                            =======            ======         =======            ======

                                             Six Months Ended                    Six  Months Ended
                                              June 30, 1995                        June 30, 1994
                                              -------------                        -------------

                                            Net Sales        Segment         Net Sales           Segment
                                              and           Operating          and              Operating
                                            Services          Profit         Services             Profit
                                            --------          ------         --------             ------
         Tax-free activities                $27,809            $5,390         $23,891            $5,426
         Pollution control equipment          4,472             1,148           3,515               959
                                            -------            ------         -------            ------
         TOTAL                              $32,281            $6,538         $27,406            $6,385
                                            =======            ======         =======            ======



7. The investments in Fexco Tax-free Shopping Ltd., European Data Processing Ltd., Europe Tax-free Shopping France S.A. and Uintah Basin Limited Partnership are accounted for under the equity method. Summary financial information for the unconsolidated affiliates accounted for under the equity method is as follows:

                                                          Unconsolidated Affiliates
                                                                   June 30
                                                                   -------

                                                         1995                  1994
                                                         ----                 -----
                 Current assets                          $18,107              $10,212
                 Noncurrent assets                         3,016                3,674
                 Current liabilities                      15,367                7,923
                 Noncurrent liabilities                       13                2,662
                 Stockholders' equity                      5,743                3,301
                 Revenues (six months)                     6,498                4,930
                 Net income (six months)                   1,062                  261


8. Washington State Department of Transportation v. Washington Natural Gas Company et al. (United States District Court Eastern District of Washington). The Company was one of three defendants in a lawsuit filed by the Washington State Department of Transportation ("WDOT") claiming approximately $6 million (allegedly incurred in cleaning up coal tar which WDOT encountered while building a highway in Tacoma, Washington, in the mid-1980s) of joint and several liability against each of the defendants for violations of the Comprehensive Environmental Response Compensation and Liability Act 42 U.S.C. 9601. The claims against the Company were based upon the allegations that the Company owned or operated a coal gasification facility, directly or through corporate subsidiaries, in the relevant location during the period from 1910 through 1924. The lawsuit was tried in November 1992 and, in December 1992, judgment was entered in favor of the defendants and against the plaintiff, finding no liability on the part of the Company. WDOT appealed the judgment and in April 1995 the Court of Appeals for the Ninth Circuit unanimously affirmed the lower court's judgment in favor of the Company. WDOT filed a motion to have the Court of Appeals reconsider its opinion; which motion was denied in July 1995. A subsequent amended motion for reconsideration was also denied, in August 1995.

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

          The Company and others have been informed by the Eugene Water and Electric Board ("EWEB") that EWEB is planning to voluntarily clean up a site in Eugene, Oregon, which was once a coal gasification facility allegedly owned or operated at various times by the Company (directly or through corporate subsidiaries) and others. No formal legal claim has been made on the Company, but EWEB has asked the Company and others to participate financially in the preliminary site investigation, the total cost of which is estimated at less than $150,000. The Company has advised EWEB that it requires more information pertaining to historical ownership of the site before it can evaluate its responsibility, if any, for a clean-up of the site.

9. The Board of Directors of the Company declared a two-for-one common stock split on August 9, 1995. The split will be done as a 100 percent stock dividend for shareholders of record as of August 25, 1995. At June 30, 1995, Advance Ross had outstanding 3,532,337 shares of common stock. Giving effect to the announced split, shares of common stock outstanding would have been 7,064,674. The pro forma effect of the stock split with respect to the three month and six month periods ended June 30, 1994 and 1995, is as follows:


                                                 Three Months Ended                Six Months Ended
                                                      June 30                           June 30
                                                      -------                           -------

                                                1995          1994                1995          1994
                                                ----          ----                ----          ----
         Fully diluted common shares          8,811,584       8,855,400         8,747,712       8,792,232

         Fully diluted earnings per share        $.21            $.17              $.26            $.20


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


CONSOLIDATED RESULTS

Comparison of Three Months Ended June 30, 1995, with Three Months Ended June 30, 1994. (In thousands, except per share amounts)

Net sales and services for the three months ended June 30, 1995, increased by $2,492, or 15.7%, to $18,330 compared to $15,838 for the three months ended June 30, 1994, due to increases in both tax-free activities and pollution control products sales. The increase in net sales and services in the tax-free activities resulted despite the negative impact of changes in the European Union ("EU") which took place effective January 1, 1995. Management has estimated that such changes would have reduced 1994 net sales and services of the tax-free activities by 9%. Approximately 86% and 85% of the net sales for the respective periods were the result of the operations of the Company's wholly-owned subsidiary, Europe Tax-free Shopping, Ltd. ("ETS").

Gross profit for the three months ended June 30, 1995, increased by $360, or 7.3%, to $5,312 from $4,952 for the three months ended June 30, 1994, due to the higher level of sales offset partly by a decline in gross margin. Gross margin for the 1995 period decreased to 29.0% from 31.3% in the comparable 1994 period. Gross margin declined primarily as the result of a shift in business mix away from higher margin countries due to Austria, Finland and Sweden joining the EU effective January 1, 1995, and a strong Norwegian currency; continued business development activities in new tax-free markets, including start-up operations in Switzerland; and increased marketing and promotion activities throughout Europe. The gross profit and gross margin were also negatively affected by the poor performance of ETS's foreign exchange operation in Sweden. The Company has sold this operation for an amount not less than its net asset value.

Operating income for the three months ended June 30, 1995, increased by $283, or 8.8%, to $3,489 from $3,206 in the comparable 1994 period due to higher sales offset partly by the lower gross margin combined with modest growth in selling, general and administrative expenses ("SG&A"). SG&A increased by only $77, or 4.4%, compared to the 15.7% increase in sales. Operating margin decreased to 19.0% from 20.2%. The 2.3% decline in gross margin discussed above was partly offset by the reduction in SG&A to 9.9% of sales in 1995 compared to 11.0% for the 1994 period.

Interest expense in the second quarter of 1995 declined by $52 due primarily to the lower level of debt outstanding. Interest income increased by $109 due to the increased level of cash and cash equivalents.

Other income (expense) - net decreased by $395 due primarily to higher bank fees resulting from an increase in the number of transactions and the negative effect of foreign currencies in ETS.

The Company's effective tax rate for the three months ended June 30, 1995, decreased slightly to 44.8% from 45.1% in the comparable 1994 period. The provision for income taxes exceeds the Federal income tax rate of 35.0% primarily because income taxes are currently payable in certain higher tax-rate European countries, such as Germany and Italy, which have a significant portion of the Company's taxable income, and because that taxable income cannot be offset by losses incurred in other European countries or the United States.

The equity in profit of unconsolidated affiliates of $248 compared to a loss of $44 in the 1994 period. The increase resulted primarily from continued stronger performance in the Company's 50%-owned joint ventures in England and France.

Consolidated net income was $1,839 for the three months ended June 30, 1995, compared to $1,518 for the 1994 period. Both primary and fully diluted earnings per common share were $.42 in the three months ended June 30, 1995, compared to $.35 and $.34, respectively, for the 1994 period.


Comparison of Six Months Ended June 30, 1995, with Six Months Ended June 30, 1994. (In thousands, except per share amounts)

Net sales and services for the six months ended June 30, 1995, increased by $4,875, or 17.8%, to $32,281 compared to $27,406 for the six months ended June 30, 1994, due to increases in both tax-free activities and pollution control products sales. The increase in net sales and services in the tax-free activities resulted despite the negative impact of changes in the EU which took place effective January 1, 1995. Management has estimated that such changes would have reduced 1994 net sales and services of the tax-free activities by
9%.   Approximately 86% and 87% of the net sales for the respective periods were the result of the operations of ETS.

Gross profit for the six months ended June 30, 1995, increased by $509, or 6.3%, to $8,534 from $8,025 for the six months ended June 30, 1994, due to the higher level of sales offset partly by a decline in gross margin. Gross margin for the 1995 period decreased to 26.4% from 29.3% in the comparable 1994 period. Gross margin declined primarily as the result of a shift in business mix away from higher margin countries due to Austria, Finland and Sweden joining the EU effective January 1, 1995, and a strong Norwegian currency; continued business development activities in new tax-free markets, including start-up operations in Switzerland; increased marketing and promotion activities throughout Europe; costs incurred for printing additional promotional materials; and expenses associated with developing the Company's biofiltration equipment operation. The gross profit and gross margin were also negatively affected by the poor performance of ETS's foreign exchange operation in Sweden. The Company has sold this operation for an amount not less than its net asset value.

Operating income for the six months ended June 30, 1995, increased by $344, or 7.1%, to $5,169 from $4,825 in the comparable 1994 period due to higher sales offset partly by the lower gross margin combined with modest growth in SG&A, which increased by only $165, or 5.2%, compared to the 17.8% increase in sales. Operating margin decreased to 16.0% from 17.6%. The 2.9% decline in gross margin discussed above was partly offset by the reduction in SG&A to 10.4% of sales in 1995 compared to 11.7% for the 1994 period.

Interest expense in the first six months of 1995 declined by $86 due primarily to the lower level of debt outstanding. Interest income increased by $253 due to the increased level of cash and cash equivalents.

Other income (expense) - net decreased by $99 due primarily to higher bank fees resulting from an increase in the number of transactions and the negative impact of foreign currencies in ETS.

The Company's effective tax rate for the six months ended June 30, 1995, increased to 58.5% from 55.4% in the comparable 1994 period. The provision for income taxes exceeds the Federal income tax rate of 35.0% primarily because income taxes are currently payable in certain higher tax-rate European countries, such as Germany and Italy, which have a significant portion of the Company's taxable income, and because that taxable income cannot be offset by losses incurred in other European countries or the United States.

The equity in profit of unconsolidated affiliates of $496 compared to $70 in the 1994 period. This increase resulted primarily from continued stronger performance in the Company's 50%-owned joint ventures in England and France.

Consolidated net income was $2,283 for the six months ended June 30, 1995, compared to $1,737 for the 1994 period. Primary and fully diluted earnings per common share were $.53 and $.52, respectively, in the six months ended June 30, 1995, compared to $.40 and $.39, respectively, for the 1994 period.

FINANCIAL POSITION

At June 30, 1995, the Company had cash and cash equivalents totaling $17,295 and total debt, resulting from the acquisition of ETS, of $9,066 compared to $13,539 and $8,384, respectively, at December 31, 1994. Total debt increased as a result of currency fluctuations relative to the dollar. The Company's working capital at June 30, 1995, was $24,153.

Capital expenditures for 1995 and 1996 will be financed primarily by funds from operations. If any acquisitions are completed, additional financing may be required.

ETS's business is closely tied to the "tourist season" in Europe and is, accordingly, highly seasonal. The months of January, February, March, April and December are the least active for ETS. From May, the start of the traditional tourist season in Europe, ETS has historically operated at a generally accelerating rate of profit, peaking in about August and September
and then declining in October and November.   ETS has historically borrowed
funds on a short-term basis to finance working capital requirements during these peak months of tourist travel. As of June 30, 1995, and December 31, 1994, the Company had no amounts outstanding under any such short-term facilities.

Inflation affects the Company's revenues, costs of operation and interest received from short-term investments. Revenues are affected as the amount of value-added tax ("VAT") varies with sales prices and as prices on products sold are increased to maintain gross margins.


TAX-FREE ACTIVITIES

The Company's tax-free activities include the operation of ETS's VAT refund business and two duty-free perfume, cosmetics and gift/souvenir stores at Landvetter Airport, outside Gothenburg, Sweden.

For the three months ended June 30, 1995, ETS had sales of $15,831, an increase of 17.4% over sales of $13,483 for the comparable 1994 period, and segment operating profit of $3,260, a decline of 2.1% from $3,331 in the 1994 period. The segment operating profit excludes ETS's equity in the profit (loss) of unconsolidated affiliates. Net sales of ETS increased in 1995 over the comparable period in 1994 as a result of generally strong traveler and spending growth, offsetting the negative revenue effects of the EU expansion (as discussed above and below), and the strength of certain European currencies relative to the U.S. dollar, partly offset by the effect of the weaker U.S. dollar on dollar-oriented travelers, including Americans and Russians. The decrease in segment operating profit in the three-month period ended June 30, 1995, over the comparable period in 1994 is primarily the result of a reduced margin resulting from the shift in business mix away from the higher margin operations in Austria, Finland, Norway and Sweden, start-up expenses in new countries such as Switzerland, higher expenses for development activities in new countries and increased marketing expenses, all as discussed above.

For the six months ended June 30, 1995, ETS had sales of $27,809, an increase of 16.4% over sales of $23,891 for the comparable 1994 period, and segment operating profit of $5,390, a decrease of 0.7% from $5,426 in the 1994 period. The segment operating profit excludes ETS's equity in the profit (loss) of unconsolidated affiliates. Net sales and segment operating profit were affected by the same factors as discussed above with respect to the three month results.

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

Austria, Finland and Sweden joined the EU effective January 1, 1995. The decision by these three countries has adversely affected sales in 1995 since EU resident travelers to these countries, and travelers from these three countries who shop in EU countries, will no longer be entitled to VAT refunds.
Management estimates that such sales represented approximately 9% of ETS's sales in the year ended December 31, 1994. It is expected, however, that the Company's expansion efforts, both to countries served by ETS and by greater activity with non-affected tourists will, at least in part, offset this effect.


POLLUTION CONTROL PRODUCTS

For the three months ended June 30, 1995, the Company's PPC Industries unit had sales of $2,499, an increase of 6.1% over sales of $2,355 for the 1994 period, and segment operating profit of $931, an increase of 7.9% from $863 in the 1994 period. Net sales of PPC Industries increased in 1995 over the comparable period in the prior year as the result of sales of biofiltration equipment.
The increase in segment operating profit in the three-month period ended June 30, 1995, over the comparable period in 1994 is primarily the result of increased gross profit from the sale of pollution control equipment and improved results from the biofiltration equipment business.

For the six months ended June 30, 1995, the Company's PPC Industries unit had sales of $4,472, an increase of 27.2% over sales of $3,515 for the 1994 period, and segment operating profit of $1,148, an increase of 19.7% from $959 in the 1994 period. Net sales of PPC Industries increased in 1995 over the comparable period in the prior year as the result of an increase in demand for precipitators, primarily from the wood products industry, and sales of biofiltration equipment. The increase in segment operating profit in the six-month period ended June 30, 1995, over the comparable period in 1994 is primarily the result of increased sales and gross profit from the sale of pollution control equipment offset partly by start-up costs associated with development of the Company's biofiltration equipment business.

At June 30, 1995, PPC's backlog was $4.3 million. Management anticipates that almost all of the backlog will be delivered in 1995.

     This segment has historically experienced fluctuations in its quarterly results arising from the timing of the completion of contracts.

                           PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K   -

         (a)     Exhibits -

                          11.     Computation of per share earnings

         (b)     Reports  on Form 8-K   -          None



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

                                    ADVANCE ROSS CORPORATION
                                          (Registrant)




                                __________________________________________
                                R. M. Joseph
                                Vice President, Chief Financial Officer and
                                Treasurer
                                Chief Financial & Accounting Officer
                                Authorized Agent



August 14, 1995