Form 10-Q
period 1995-09-30
ADVANCE ROSS CORP
filed 1995-11-14
CIK 2457

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                COMMISSION FILE NO. 0-21822
      SEPTEMBER 30, 1995

                            ADVANCE ROSS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                     36-3878407
         (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
 233 SOUTH WACKER DRIVE, SUITE 9700, CHICAGO, IL                 60606-6502
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  (312) 382-1100

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.        YES   X          NO
                                               ---            ---

THE REGISTRANT HAS 7,075,370 SHARES OF COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 1995.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   ADVANCE ROSS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           1995             1994
                                                                        (UNAUDITED)       (NOTE 4)
                                                                       -------------    ------------
                                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................................      $19,601         $ 13,539
  Accounts receivable, less allowances:
     1995 -- $1,846; 1994 -- $1,813.................................       25,853           22,871
  Inventory.........................................................        1,196            1,117
  Prepaid expenses..................................................        1,143              975
  Other current assets..............................................        5,291            4,398
                                                                          -------          -------
          Total current assets......................................       53,084           42,900
COST IN EXCESS OF NET ASSET VALUE OF ACQUIRED BUSINESSES -- Net of
  amortization:
  1995 -- $3,049; 1994 -- $2,169....................................       16,051           15,793
LICENSE AND TRADEMARKS -- Net of amortization:
  1995 -- $379; 1994 -- $263........................................          292              364
                                                                          -------          -------
          Total intangibles.........................................       16,343           16,157
OTHER ASSETS........................................................        4,241            3,067
PROPERTY, PLANT AND EQUIPMENT:
  Land..............................................................           84               84
  Building and improvements.........................................          459              351
  Machinery and equipment...........................................        5,978            5,057
                                                                          -------          -------
          Total property, plant and equipment.......................        6,521            5,492
  Less allowance for depreciation and amortization..................        3,927            3,496
                                                                          -------          -------
  Property, plant and equipment -- net..............................        2,594            1,996
                                                                          -------          -------
TOTAL ASSETS........................................................      $76,262         $ 64,120
                                                                          =======          =======
                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.................................      $ 1,814         $  1,677
  Accounts payable..................................................        3,449            2,715
  Accrued compensation..............................................        2,441            4,649
  Income taxes payable..............................................        5,376            3,949
  Other current liabilities.........................................       11,410            9,512
                                                                          -------          -------
          Total current liabilities.................................       24,490           22,502
LONG-TERM DEBT......................................................        7,256            6,707
OTHER LIABILITIES...................................................        2,145            1,380
SHAREHOLDERS' EQUITY:
  Capital stock:
     Preferred stock, $1 par value per share; authorized 1,000,000 shares; issued, none
     5% cumulative preferred stock, $25 par value per share;
      callable at $27.50 per share plus accumulated dividends;
      authorized, 200,000 shares; issued, 20,247 shares, including
      3,323 shares and 1,273 shares held in treasury in 1995 and
      1994, respectively............................................          506              506
     Common stock, $.01 par value per share; authorized, 12,000,000 shares; issued, 7,568,508 shares, including 493,138 shares and
      673,468 shares held in treasury in 1995 and 1994,
      respectively..................................................           76               76
  Capital in excess of par value....................................        3,968            3,509
  Retained earnings.................................................       40,954           34,310
  Treasury stock, at cost...........................................       (1,713)          (1,654)
  Foreign currency translation adjustment...........................       (1,420)          (3,216)
                                                                          -------          -------
          Total shareholders' equity................................       42,371           33,531
                                                                          -------          -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................      $76,262         $ 64,120
                                                                          =======          =======

           See notes to condensed consolidated financial statements.

                   ADVANCE ROSS CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            FOR THE THREE
                                                               MONTHS            FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
                                                         -------------------     -------------------
                                                          1995        1994        1995        1994
                                                         -------     -------     -------     -------
                                                             (UNAUDITED)             (UNAUDITED)
NET SALES AND SERVICES................................   $21,040     $19,528     $53,321     $46,934
COSTS OF PRODUCTS AND SERVICES........................    11,830      11,087      35,577      30,468
                                                         -------     -------     -------     -------
  Gross profit........................................     9,210       8,441      17,744      16,466

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..........     1,967       1,654       5,332       4,854
                                                         -------     -------     -------     -------
  Operating income....................................     7,243       6,787      12,412      11,612
AMORTIZATION OF COST IN EXCESS OF NET ASSET VALUE OF
  ACQUIRED BUSINESS...................................      (243)       (253)       (725)       (717)
INTEREST INCOME.......................................       120         152         675         454
INTEREST EXPENSE......................................      (152)       (345)       (771)     (1,050)
OTHER INCOME (EXPENSE) -- Net.........................      (319)       (249)       (639)       (470)
                                                         -------     -------     -------     -------
INCOME BEFORE INCOME TAXES AND EQUITY IN PROFIT OF
  UNCONSOLIDATED AFFILIATES...........................     6,649       6,092      10,952       9,829
PROVISION FOR INCOME TAXES............................     2,822       2,491       5,338       4,561
                                                         -------     -------     -------     -------
INCOME BEFORE EQUITY IN PROFIT OF UNCONSOLIDATED
  AFFILIATES..........................................     3,827       3,601       5,614       5,268
EQUITY IN PROFIT OF UNCONSOLIDATED AFFILIATES.........       551         385       1,047         455
                                                         -------     -------     -------     -------
NET INCOME............................................   $ 4,378     $ 3,986     $ 6,661     $ 5,723
                                                         =======     =======     =======     =======
EARNINGS PER COMMON SHARE:
  Primary.............................................     $0.49       $0.46       $0.76       $0.66
                                                           =====       =====       =====       =====
  Fully diluted.......................................     $0.49       $0.46       $0.75       $0.66
                                                           =====       =====       =====       =====
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Primary.............................................     8,935       8,723       8,735       8,616
                                                         =======     =======     =======     =======
  Fully diluted.......................................     8,973       8,723       8,902       8,616
                                                         =======     =======     =======     =======

           See notes to condensed consolidated financial statements.

                   ADVANCE ROSS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                FOR THE NINE
                                                                                MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                             ------------------
                                                                              1995       1994
                                                                             -------    -------
                                                                                (UNAUDITED)
OPERATING ACTIVITIES:
  Net income..............................................................   $ 6,661    $ 5,723
  Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization........................................     1,636      1,473
     Provision for deferred income taxes..................................       161
     Equity in profit of unconsolidated affiliates........................    (1,047)      (455)
     Loss on sale of building.............................................                  117
     (Gain) loss on sale of equipment.....................................        (1)        26
     Changes in operating assets and liabilities:
       (Increase) in accounts receivable..................................    (1,378)    (4,692)
       (Increase) decrease in inventory...................................        (2)       135
       (Increase) decrease in prepaid expenses............................      (102)       176
       (Increase) in other current assets.................................      (356)    (1,164)
       Increase in accounts payable.......................................       537        220
       Increase (decrease) in accrued compensation........................    (2,357)       785
       Increase in income taxes payable...................................     1,117      2,280
       Increase in other current liabilities..............................     1,507      4,819
                                                                             -------    -------
          Net cash flows from operating activities........................     6,376      9,443
                                                                             -------    -------
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment...............................    (1,394)    (1,078)
  Investment in unconsolidated affiliates.................................      (132)        (4)
                                                                             -------    -------
          Net cash flows from investing activities........................    (1,526)    (1,082)
                                                                             -------    -------
FINANCING ACTIVITIES:
  Decrease in short-term borrowings -- net................................               (3,846)
  Decrease in long-term debt..............................................               (1,486)
  Purchase of treasury stock..............................................      (259)       (18)
  Proceeds from exercise of stock options.................................       330        701
  Dividends paid..........................................................       (17)       (18)
                                                                             -------    -------
          Net cash flows from financing activities........................        54     (4,667)
                                                                             -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..............     1,158        428
                                                                             -------    -------
INCREASE IN CASH AND CASH EQUIVALENTS.....................................     6,062      4,122
CASH AND CASH EQUIVALENTS -- Beginning of year............................    13,539     10,142
                                                                             -------    -------
CASH AND CASH EQUIVALENTS -- End of period................................   $19,601    $14,264
                                                                             =======    =======

           See notes to condensed consolidated financial statements.

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

NOTE 6.

     Supplementary Information -- Net Sales and Services and Segment Operating Profit of Principal Business Segments.

                                                      THREE MONTHS ENDED        THREE MONTHS ENDED
                                                      SEPTEMBER 30, 1995        SEPTEMBER 30, 1994
                                                    ----------------------    ----------------------
                                                    NET SALES     SEGMENT     NET SALES     SEGMENT
                                                       AND       OPERATING       AND       OPERATING
                                                    SERVICES      PROFIT      SERVICES      PROFIT
                                                    ---------    ---------    ---------    ---------
        Tax-free activities......................    $18,221      $ 7,128      $17,474      $ 7,259
        Pollution control equipment..............      2,819        1,025        2,054          426
                                                     -------      -------      -------      -------
               TOTAL.............................    $21,040      $ 8,153      $19,528      $ 7,685
                                                     =======      =======      =======      =======

                                                      NINE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30, 1995        SEPTEMBER 30, 1994
                                                    ----------------------    ----------------------
                                                    NET SALES     SEGMENT     NET SALES     SEGMENT
                                                       AND       OPERATING       AND       OPERATING
                                                    SERVICES      PROFIT      SERVICES      PROFIT
                                                    ---------    ---------    ---------    ---------
        Tax-free activities......................    $46,030      $12,518      $41,365      $12,685
        Pollution control equipment..............      7,291        2,173        5,569        1,385
                                                     -------      -------      -------      -------
               TOTAL.............................    $53,321      $14,691      $46,934      $14,070
                                                     =======      =======      =======      =======

NOTE 7.

     The investments in Fexco Tax-free Shopping Ltd., European Data Processing Ltd., Europe Tax-free Shopping France S.A. and Uintah Basin Limited Partnership are accounted for under the equity method. Summary financial information for the unconsolidated affiliates accounted for under the equity method is as follows:

                                                                       UNCONSOLIDATED
                                                                         AFFILIATES
                                                                        SEPTEMBER 30
                                                                    --------------------
                                                                     1995         1994
                                                                    -------      -------
        Current assets...........................................   $21,690      $14,209
        Noncurrent assets........................................     3,374        3,407
        Current liabilities......................................    17,387       10,872
        Noncurrent liabilities...................................       198        2,969
        Stockholders' equity.....................................     6,904        3,775
        Revenues (nine months)...................................    12,013        8,877
        Net income (nine months).................................     2,262        1,033

NOTE 8.

     In 1992, Advance Ross Electronics Corporation ("AREC"), a subsidiary of the Company, entered into a five-year (plus renewal terms) license agreement with ClairTech B.V., a Netherlands company ("ClairTech"), to utilize ClairTech's biofilter technology for pollution control applications to manufacture and sell biofiltration systems in 44 states in the U.S. On June 30, 1995, ClairTech filed suit in the Netherlands asking the court to rule on a dispute between ClairTech and AREC regarding AREC's renewal rights as of the March 31, 1997, initial license term expiration date. In addition, in a separate letter dated July 3, 1995, ClairTech asserted that AREC was in default under the license agreement. AREC strongly disputes both of ClairTech's positions, regarding license renewal rights and the alleged default. On August 11, 1995, AREC sued ClairTech in the U.S. asking the Federal District Court in Chicago for a declaratory judgment that AREC is not in default under the license agreement. The respective suits are pending in the Netherlands and U.S. courts. In the opinion of management, the outcome of these suits, whether favorable or unfavorable, will not have a material effect on the Company.

NOTE 9.

     The Board of Directors of the Company declared a two-for-one common stock split on August 9, 1995. The split was done as a 100 percent stock dividend for shareholders of record as of August 25, 1995, and was paid on September 8, 1995. All per share data have been adjusted for the stock dividend.

NOTE 10.

     On October 18, 1995, the Company announced that it had entered into an agreement to be acquired by CUC International Inc. ("CUC"). CUC plans to effect the acquisition through a tax-free merger of a wholly-owned subsidiary into Advance Ross. CUC intends to account for the acquisition as a pooling-of-interests.

     Pursuant to the merger agreement between Advance Ross and CUC, Advance Ross will become a wholly-owned subsidiary of CUC and shareholders of Advance Ross common stock immediately prior to the effective time of the merger will become holders of the common stock of CUC. In the merger, each share of Advance Ross common stock issued and outstanding will be converted into 5/6 of one share of CUC common stock. If the average stock price over the ten-day period prior to a special shareholders meeting of Advance Ross (the "Average Stock Price") is above $38.00, the CUC shares to be exchanged for each share of Advance Ross common stock would be decreased to produce a maximum value of $31.67 for the CUC stock exchanged for each Advance Ross share. If the Average Stock Price is below $30.00, the CUC shares to be exchanged would be increased to produce a minimum of $25.00 for the CUC stock exchanged for each Advance Ross share.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

    Comparison of Three Months Ended September 30, 1995, with Three Months Ended September 30, 1994.
    (In thousands, except per share amounts)

     Net sales and services for the three months ended September 30, 1995, increased by $1,512, or 7.7%, to $21,040 compared to $19,528 for the three months ended September 30, 1994, due to increases in both tax-free activities and pollution control products sales. The increase in net sales and services in the tax-free activities resulted despite the negative impact of changes in the European Union ("EU") which became effective January 1, 1995. Management has estimated that if such changes would have been in effect in 1994, the 1994 net sales and services of the tax-free activities would have been reduced by approximately 9%. Approximately 87% and 89% of the net sales for the respective periods were the result of the operations of the Company's wholly-owned subsidiary, Europe Tax-free Shopping, Ltd. ("ETS").

     Gross profit for the three months ended September 30, 1995, increased by $769, or 9.1%, to $9,210 from $8,441 for the three months ended September 30, 1994, due to the higher level of sales and an increase in gross margin. Gross margin for the 1995 period increased to 43.8% from 43.2% in the comparable 1994 period. Gross margin increased primarily due to a strong improvement in gross margin from pollution control product sales partly offset by a decline in the gross margin from tax-free activities. This decline resulted from the shift in business mix away from higher margin countries due to Austria, Finland and Sweden joining the EU effective January 1, 1995; continued business development activities in new tax-free markets, including start-up operations in Switzerland; and increased marketing and promotion activities throughout Europe.

     Operating income for the three months ended September 30, 1995, increased by $456, or 6.7%, to $7,243 from $6,787 in the comparable 1994 period due to higher sales and gross margin offset by an increase in selling, general and administrative expenses ("SG&A"). SG&A increased by $313, or 18.9%, compared to the 7.7% increase in sales due to increased staffing levels and spending focused on marketing and new business development. Operating margin decreased slightly to 34.4% from 34.8% in the 1994 period. The 0.6% increase in gross margin discussed above was offset by the increase in SG&A to 9.3% of sales in 1995 compared to 8.5% for the 1994 period which resulted from the increased focus on marketing and new business development as discussed above.

     Interest expense in the third quarter of 1995 declined by $193 due primarily to the lower level of debt outstanding. Interest income also decreased by $32 due to lower interest rates.

     The loss in other income (expense) -- net increased by $70 due primarily to higher bank processing fees resulting from an increase in the number of transactions and the negative effect of foreign currencies in ETS.

     The Company's effective tax rate for the three months ended September 30, 1995, increased to 42.4% from 40.9% in the comparable 1994 period. The provision for income taxes exceeds the Federal income tax rate of 35.0% primarily because income taxes are currently payable in certain higher tax-rate European countries, such as Germany and Italy, which have a significant portion of the Company's taxable income, and because that taxable income cannot be offset by losses incurred in other European countries or the United States.

     The equity in profit of unconsolidated affiliates was $551 compared to $385 in the 1994 period. The increase resulted primarily from continued stronger performance in the Company's 50%-owned joint ventures in England and France.

     Consolidated net income was $4,378 for the three months ended September 30, 1995, compared to $3,986 for the 1994 period. Both primary and fully diluted earnings per common share were $.49 in the three months ended September 30, 1995, compared to $.46 for both primary and fully diluted earnings for the 1994 period. When determining earnings per share, the strong improvement in net income was partly offset by the effect of an increase in both primary and fully diluted weighted average common shares outstanding resulting from the impact of an increasing stock price on the treasury stock method of calculating earnings per share.

    Comparison of Nine Months Ended September 30, 1995, with Nine Months Ended September 30, 1994. (In thousands, except per share amounts)

     Net sales and services for the nine months ended September 30, 1995, increased by $6,387, or 13.6%, to $53,321 compared to $46,934 for the nine months ended September 30, 1994, due to increases in both tax-free activities and pollution control products sales. The increase in net sales and services in the tax-free activities resulted despite the negative impact of changes in the EU which became effective January 1, 1995. Management has estimated that if such changes would have been in effect in 1994, the 1994 net sales and services of the tax-free activities would have been reduced by approximately 9%. Approximately 86% and 88% of the net sales for the respective periods were the result of the operations of ETS.

     Gross profit for the nine months ended September 30, 1995, increased by $1,278, or 7.8%, to $17,744 from $16,466 for the nine months ended September 30, 1994, due to the higher level of sales offset partly by a decline in gross margin. Gross margin for the 1995 period decreased to 33.3% from 35.1% in the comparable 1994 period. A decline in gross margin from tax-free activities was partly offset by strong performance in the Company's pollution control products business. Gross margin declined primarily as the result of a shift in business mix away from higher margin countries due to Austria, Finland and Sweden joining the EU effective January 1, 1995; continued business development activities in new tax-free markets, including start-up operations in Switzerland; increased marketing and promotion activities throughout Europe; and expenses associated with developing the Company's biofiltration equipment operation. The gross profit and gross margin were also negatively affected by the poor performance of ETS's foreign exchange operations in Sweden. The Company has sold this operation for an amount not less than its net asset value.

     Operating income for the nine months ended September 30, 1995, increased by $800, or 6.9%, to $12,412 from $11,612 in the comparable 1994 period due to higher sales offset partly by the lower gross margin combined with modest growth in SG&A, which increased by only $478, or 9.9%, compared to the 13.6% increase in sales. Operating margin decreased to 23.3% from 24.7% in 1994. The 1.8% decline in gross margin discussed above was partly offset by the reduction in SG&A to 10.0% of sales in 1995 compared to 10.3% for the 1994 period.

     Interest expense in the first nine months of 1995 declined by $279 due primarily to the lower level of debt outstanding. Interest income increased by $221 due to the increased level of cash and cash equivalents partly offset by lower interest rates.

     The loss in other income (expense) -- net increased by $169 due primarily to higher bank processing fees resulting from an increase in the number of transactions and the negative impact of foreign currencies in ETS.

     The Company's effective tax rate for the nine months ended September 30, 1995, increased to 48.7% from 46.4% in the comparable 1994 period. The provision for income taxes exceeds the Federal income tax rate of 35.0% primarily because income taxes are currently payable in certain higher tax-rate European countries, such as Germany and Italy, which have a significant portion of the Company's taxable income, and because that taxable income cannot be offset by losses incurred in other European countries or the United States.

     The equity in profit of unconsolidated affiliates was $1,047 compared to $455 in the 1994 period. This increase resulted primarily from continued stronger performance in the Company's 50%-owned joint ventures in England and France.

     Consolidated net income was $6,661 for the nine months ended September 30, 1995, compared to $5,723 for the 1994 period. Primary and fully diluted earnings per common share were $.76 and $.75, respectively, in the nine months ended September 30, 1995, compared to $.66 for both primary and fully diluted earnings per common share in the 1994 period. When determining earnings per share, the strong improvement in net income was partly offset by the effect of an increase in both primary and fully diluted weighted average common shares outstanding resulting from the impact of an increasing stock price on the treasury stock method of calculating earnings per share.

FINANCIAL POSITION

     At September 30, 1995, the Company had cash and cash equivalents totaling $19,601 and total debt, resulting from the acquisition of ETS, of $9,070 compared to $13,539 and $8,384, respectively, at December 31, 1994. Total debt increased as a result of currency fluctuations relative to the dollar. The Company's working capital at September 30, 1995, was $28,594.

     Capital expenditures for 1995 and 1996 will be financed primarily by funds from operations. If any acquisitions are completed, additional financing may be required.

     ETS's business is closely tied to the "tourist season" in Europe and is, accordingly, highly seasonal. The months of January, February, March, April and December are the least active for ETS. From May, the start of the traditional tourist season in Europe, ETS has historically operated at a generally accelerating rate of profit, peaking in about August and September and then declining in October and November. ETS has historically borrowed funds on a short-term basis to finance working capital requirements during these peak months of tourist travel. As of September 30, 1995, and December 31, 1994, the Company had no amounts outstanding under any such short-term facilities.

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

     For the three months ended September 30, 1995, ETS had sales of $18,221, an increase of 4.3% over sales of $17,474 for the comparable 1994 period, and segment operating profit of $7,128, a decline of 1.8% from $7,259 in the 1994 period. The segment operating profit excludes ETS's equity in the profit of unconsolidated affiliates. Net sales of ETS increased in 1995 over the comparable period in 1994 as a result of generally strong traveler and spending growth, offsetting the negative revenue effects of the EU expansion (as discussed above and below), and the strength of certain European currencies relative to the U.S. dollar, partly offset by the effect of the weaker U.S. dollar on dollar-oriented travelers, including Americans and Russians. The decrease in segment operating profit in the three-month period ended September 30, 1995, over the comparable period in 1994 is primarily the result of a reduced margin resulting from the shift in business mix away from the higher margin operations in Austria, Finland and Sweden, start-up expenses in new countries such as Switzerland, higher expenses for development activities in new countries and increased marketing expenses, all as discussed above.

     For the nine months ended September 30, 1995, ETS had sales of $46,030, an increase of 11.3% over sales of $41,365 for the comparable 1994 period, and segment operating profit of $12,518, a decrease of 1.3% from $12,685 in the 1994 period. The segment operating profit excludes ETS's equity in the profit of unconsolidated affiliates. Net sales and segment operating profit were affected by the same factors as discussed above with respect to the three month results.

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

     Austria, Finland and Sweden joined the EU effective January 1, 1995. The decision by these three countries has adversely affected sales in 1995 since EU resident travelers to these countries, and travelers from these three countries who shop in EU countries, are no longer entitled to VAT refunds. Management estimates that such sales represented approximately 9% of ETS's sales in the year ended December 31, 1994.

It is expected, however, that the Company's expansion efforts, both to countries served by ETS and by greater activity with non-affected tourists will, at least in part, offset this effect.

POLLUTION CONTROL PRODUCTS

     For the three months ended September 30, 1995, the Company's PPC Industries unit had sales of $2,819, an increase of 37.2% over sales of $2,054 for the 1994 period, and segment operating profit of $1,025, an increase of 140.6% from $426 in the 1994 period. Net sales of PPC Industries increased in 1995 over the comparable period in the prior year as the result of continued strong demand for precipitators, especially from the wood products industry, and sales of biofiltration equipment. The increase in segment operating profit in the three-month period ended September 30, 1995, over the comparable period in 1994 is primarily the result of increased gross profit from the sale of pollution control equipment and improved results from the biofiltration equipment business.

     For the nine months ended September 30, 1995, the Company's PPC Industries unit had sales of $7,291, an increase of 30.9% over sales of $5,569 for the 1994 period, and segment operating profit of $2,173, an increase of 56.9% from $1,385 in the 1994 period. Net sales of PPC Industries increased in 1995 over the comparable period in the prior year as the result of an increase in demand for precipitators as discussed above and sales of biofiltration equipment. The increase in segment operating profit in the nine-month period ended September 30, 1995, over the comparable period in 1994 is primarily the result of increased sales and gross profit from the sale of pollution control equipment offset partly by start-up costs associated with development of the Company's biofiltration equipment business.

     At September 30, 1995, PPC's backlog was $3.1 million. Management anticipates that approximately 80% of the backlog will be delivered in 1995.

     This segment has historically experienced fluctuations in its quarterly results arising from the timing of the completion of contracts.

                           PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K --

     (a) Exhibits --

          11. Computation of per share earnings

     (b) Reports on Form 8-K --

          1. October 18, 1995
             Item 5. Other Events
             The Company announced that it had signed an agreement to be acquired by CUC International Inc.

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

November 14, 1995